Form 10-K
period 2001-12-31
VENTURE EU CORP; VENTURE EUROPE INC; EXPERIENCE MANAGEMENT LLC; VENTURE SERVICE CO; VENTURE HOLDINGS CORP; VEMCO LEASING INC; VENTURE LEASING CO; VENTURE MOLD & ENGINEERING CORP; VENTURE INDUSTRIES CORP; VEMCO INC /MI/
filed 2002-04-15
CIK 1089450, 1089451, 1089452, 916112, 916109, 916108, 916107, 916106, 916105, 916104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to  _________

         Commission File Number: 333-82617

                          VENTURE HOLDINGS COMPANY LLC

        Michigan                                                          38-3470015
                                           VEMCO, INC.
        Michigan                                                          38-2737797
                                  VENTURE INDUSTRIES CORPORATION
        Michigan                                                          38-2034680
                              VENTURE MOLD & ENGINEERING CORPORATION
        Michigan                                                          38-2556799
                                     VENTURE LEASING COMPANY
        Michigan                                                          38-2777356
                                       VEMCO LEASING, INC.
        Michigan                                                          38-2777324
                                   VENTURE HOLDINGS CORPORATION
        Michigan                                                          38-2793543
                                     VENTURE SERVICE COMPANY
        Michigan                                                          38-3024165
                                    EXPERIENCE MANAGEMENT, LLC
        Michigan                                                          38-3382308
                                       VENTURE EUROPE, INC.
        Michigan                                                          38-3464213
                                      VENTURE EU CORPORATION
        Michigan                                                          38-3470019

                                ----------------

       (State or other            (Exact name of registrant as
       jurisdiction of              specified in its charter)         (I.R.S. Employer
       incorporation or                                               Identification
        organization)                                                 Number)

                                ----------------

                              33662 James J. Pompo
                             Fraser, Michigan 48026
    (Address, including zip code of registrants' principal executive offices)

               Registrants' telephone number, including area code:
                                 (586) 294-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X            No
        ---------    ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                          VENTURE HOLDINGS COMPANY LLC
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                               PAGE #
          PART I

            Item 1.       Business                                                                                1
            Item 2.       Properties                                                                              6
            Item 3.       Legal Proceedings                                                                       6
            Item 4.       Submission of Matters to Vote of Security Holders                                       7

          PART II

            Item 5.       Market for the Registrant's Common Equity and Related Stockholders Matters              7
            Item 6.       Selected Consolidated Financial Data                                                    7
            Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                              8
            Item 7a.      Quantitative and Qualitative Disclosures about Market Risks                            15
            Item 8.       Financial Statements and Supplementary Data                                            16
            Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                          Disclosure                                                                             54

          PART III.

            Item 10.      Directors and Executive Officers of Registrant                                         54
            Item 11.      Executive Compensation                                                                 55
            Item 12.      Security Ownership of Certain Beneficial Owners and Management                         56
            Item 13.      Certain Relationships and Related Transactions                                         57

          PART IV.

            Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                        62

          SIGNATURES                                                                                             63

                                     PART I

ITEM 1. BUSINESS GENERAL

         Venture Holdings Company LLC is the successor to Venture Holdings Trust, which was established in 1987. Venture Holdings Company LLC owns, directly or indirectly, all of the outstanding capital stock of, or equity interests in, each of its subsidiaries, except for its 70% owned Mexican, 50% owned Spanish, and 50% owned French joint ventures. As used in this report, unless otherwise stated, "our," "us," and "we" refer to Venture Holdings Company LLC and its subsidiaries.

         We are an industry leader and a worldwide full-service supplier, systems integrator and manufacturer of plastic components, modules and systems and an industry leader in applying new design and engineering technology to develop innovative products, create new applications and reduce product development time. We rank among the largest designers, systems integrators and manufacturers of interior and exterior plastic components and systems to the North American and European automotive markets. We have the capability to provide customers state-of-the-art design and advanced engineering services 24 hours a day around the world. We also have extensive tool making capabilities. Our principal customers include every major North American original equipment manufacturer, or OEM, eleven of the twelve major European OEMs, several major Japanese OEMs, and other leading direct suppliers to the OEM's or "Tier 1" suppliers. We operate 63 facilities in the following 11 countries: the United States, Canada, Germany, Spain, France, Hungary, the Czech Republic, United Kingdom, Mexico, the Netherlands, and Brazil. See Note 14 of the Venture Holdings Company LLC Notes to Consolidated Financial Statements for a description of our domestic and export sales.

         Our principal executive offices are located at 33662 James J. Pompo Drive, Fraser, Michigan 48026 and our telephone number is (586) 294-1500.

PRINCIPAL PRODUCTS

         We design and produce injection, compression, injection compression, reaction injection ("RIM") and slush molded plastic parts primarily for OEMs and other Tier I suppliers. We also emphasize complex products and systems, such as instrument and door panel assemblies, which require the integration of multiple components into sub-assemblies and complete systems integration.

         We currently supply components or systems on over 150 models. Interior products include such items as instrument panel systems, door panels, airbag covers, side wall trim, garnishment molding systems and consoles. Exterior products include front and rear bumper fascias and systems, body side moldings, hatchback doors, fenders, grille opening panels and reinforcements, farings, wheel lips, and large body panels such as hoods, sunroofs, doors and convertible hardtops.

CUSTOMERS AND MARKETING

         We compete in the global OEM supplier industry, which is characterized by a small number of OEMs, which are able to exert considerable pressure on OEM suppliers. Sales to these customers consist of a large number of different parts, tooling and other services, which are sold to separate divisions and operating groups within each customer's organization. We typically receive purchase orders from such customers that generally provide for supplying the customer's requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or purchase orders, or a significant decrease in demand in the general retail automobile industry, or for certain models or a group of related models sold by any of our major customers could have a material adverse effect on us. In addition, our failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect us. OEM customers are also able to exert considerable pressure on component and system suppliers to reduce costs, finance tooling, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional engineering capabilities required by OEMs will not have a material adverse effect on our financial condition or results of operations.

         Our principal customers include every major North American OEM, eleven of the twelve major European OEMs, several major Japanese OEMs, and leading Tier 1 suppliers, giving us geographic diversity. We maintain diversity of volume among the various divisions of the OEMs, and we are further diversified by our position as a supplier for a number of high volume vehicle platforms manufactured by those divisions.

         The approximate percentage of net sales to our principal customers for the year ending December 31, 2001 is shown below:

                                              YEAR ENDED
                                             DECEMBER 31,
          CUSTOMER                              2001
          --------                           ------------
NORTH AMERICA:
General Motors                                   12%
Ford                                              6
DaimlerChrysler                                   6
Tier 1 Suppliers to OEMs                          3
Other Automotive                                  2

EUROPE:
Audi AG                                          16
Volkswagen AG                                    12
DaimlerChrysler AG                                6
PSA Peugeot Citroen                               7
Renault SA                                        4
Other Automotive                                  5
Skoda Automobilova                                4
Bayerische Motoren Werke AG (BMW)                 5
Seat, S.A                                         4
Porsche AG                                        3
Adam Opel AG                                      3
OTHER:
 Other                                            2
                                                ---
TOTAL                                           100%
                                                ===

         Our sales are made directly to the OEMs with marketing, management and customer support assistance provided by an affiliated company, wholly owned by Larry J. Winget, and by other unaffiliated entities. See "Item
         13. Certain Relationships and Related Transactions."

RAW MATERIALS

         Our manufacturing processes use a variety of raw materials, principally engineered plastic resins such as nylon, polypropylene (including thermoplastics), polycarbonate, acrylonitrile-butadiene-styrene, fiberglass reinforced polyester, polyethylene terephthalate ("PET") and thermoplastic polyurethane ("TPU"); a variety of ingredients (such as fiberglass) used in compounding materials used in the compression molding process; paint related products; and steel for production molds. Although all of these materials are available from one or more suppliers, our customers generally specify materials and suppliers to be used by us in connection with a specific program. We procure most of our raw materials by issuing annual purchase orders under which our annual needs for such materials are estimated. Releases against such purchase orders are made only upon our receipt of corresponding orders from our customers. We have not experienced raw material shortages, although there can be no assurance that we will not experience raw material shortages in the future. Our material costs can fluctuate with world oil prices. We are working with our customers and alternative suppliers to offset these increases, but there can be no assurance that we can fully offset the effect of any increase, which may negatively impact our gross margin.

COMPETITION

         Our business is highly competitive, and competition generally occurs on the basis of product groups. A large number of actual or potential competitors exist, including the internal component operations of the OEMs as well as independent suppliers, some of which are larger than us. The competitive environment has been affected in recent years by supplier consolidations resulting from OEM supplier optimization policies and the spin-off by OEMs of former in-house plastics manufacturing facilities.

         We compete primarily on the basis of quality, cost, timely delivery and customer service and, increasingly, on the basis of design and engineering capability, painting capability, new product innovation, product testing capability and the ability to reduce the time from concept to mass production. Some of the OEMs have adopted supplier management policies, which designate preferred future suppliers and, in some cases, encourage new suppliers to supply selected product groups. We believe that as the OEMs continue to strive to reduce new model development cost and timing, innovation, and design and engineering capabilities will become more important as a basis for distinguishing competitors. We believe we maintain a competitive advantage due to our position as a full-service OEM supplier and our technological leadership in injection molding.

         Our major competitors include Magna International, Meridian Automotive, Collins and Aikman, Lear Corporation, Plastic Omnium, Faurecia, Dynamit Nobel, Rehau, The Budd Company plastic division, Johnson Controls, Inc., and Visteon Automotive.

EMPLOYEES

         At December 31, 2001, we employed approximately 12,980 persons worldwide. In North America, we have 931 hourly persons at our Seabrook, New Hampshire; Lancaster, Ohio; and Grand Blanc, Michigan facilities who are covered by collective bargaining agreements with the United Auto Workers. Our contract with Seabrook employees expires in June 2002 and negotiations have begun on a new agreement. We expect to reach an agreement with our Seabrook employees prior to the expiration of the current contract. The Lancaster contract was renegotiated during 2001 and the new contract expires in June 2006. The Grand Blanc agreement expires in May 2003. Our Conneaut, Ohio facility, employs 191 people represented by a collective bargaining agreement with the Teamsters Union which expires in August of 2003. We have not experienced any work stoppages in North America and consider our relations with our North American employees to be good.

         For reasons of flexibility, part of our European workforce is employed on short-term contracts. In addition, leased personnel are utilized in Europe on a short-term basis to cover peak requirements.

         The international workforce is covered by collective bargaining agreements with the following workers unions:

          Germany:                            IG Bergbau, Chemie and Erden, IG Holz and
                                              Kunststoff, and IG Metall
          France:                             CFTC, CGC, CGT, CGT-FO and Syndicat National
                                              Autonome des
                                              Plastiques
          Spain:                              Comisiones Obreras, Union General
                                              Trabajadores and Central
                                              Intersindical Galega
          Czech Republic:                     KOVO
          United Kingdom:                     Amalgamated Engineering and Electrical Union
          Brazil:                             Union of the Workers in the Industries of
                                              Metal, Mechanics, Electrical Material,
                                              Components and Parts for Automotive Vehicles
                                              of Greater Curitiba

         Although we have experienced several minor work stoppages in France in the past, we believe that our relationships with the European works councils and unions are good.

PATENTS

         We have the right to use various patents. These patents begin to expire over the next 15 years. The expiration of such patents is not expected to have a material adverse effect on our financial position or results of operations. (See "Item 13. Certain Relationships and Related Transactions.")

ENVIRONMENTAL

         Our operations are subject to numerous federal, state and local laws and regulations pertaining to the generation and discharge of materials into the environment. We have taken steps related to such matters in order to minimize the risks of potentially harmful aspects of our operations on the environment. However, from time to time, we have been subject to claims asserted against us by regulatory agencies for environmental matters relating to the generation and disposal of hazardous substances and wastes. Some of these claims relate to properties or business lines acquired by us after a release had occurred. In each known instance, however, we believe that the claims asserted against us, or obligations incurred by us, will not result in a material adverse effect upon our financial position or results of operations. Nonetheless, there can be no assurance that activities at these facilities or facilities acquired in the future, or changes in environmental laws and regulations, will not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required.

         We have been involved in legal proceedings with the Michigan Department of Environmental Quality (MDEQ) concerning the emissions from our Grand Blanc paint facility. In October 1999, the parties to the litigation reached an agreement in principle to settle the case by the installation of full pollution abatement equipment at the Grand Blanc facility and payment by us of $1.1 million. The agreement was subject to several conditions. In February of 2000, we applied for new permits for the installation of the equipment. We entered into a consent decree with MDEQ in January of 2001. The $1.1 million payment was made in February of 2001. As required under the decree, we made capital expenditures of approximately $8.5 million for additional pollution abatement equipment at Grand Blanc, which were completed prior to July of 2001. We also have substantially completed all of the other conditions as required under the consent decree other than normal compliance items for which there are stipulated penalties in the event of non-compliance with our new permits. Thus, we believe this matter has now been resolved although we will be subject to consent decree terms until at least late 2003. See "Item 3. Legal Proceedings."

         In 1998 and 1999, the MDEQ issued 3 letters of violation to our Grand Rapids, Michigan facility, alleging violations of certain emission limitations and coating solvent content requirements of the facility's state air use permit. In late 2000, we filed suit against the MDEQ contesting some of these violations. In 2001, jointly with MDEQ, we suspended any proceedings under this suit and are presently reviewing and discussing the alleged violations in an attempt to resolve this matter without further litigation, as it is possible that some of the violations may be the result of computation and reporting discrepancies by the MDEQ. In December of 2001, we received a notice of violation from the Environmental Protection Agency (EPA) regarding violation for the same matters and years covered by the MDEQ's prior notices and for the year 2001. We continue to meet with the MDEQ and EPA regarding these violations. It is possible that the MDEQ and EPA may seek administrative penalties in connection with the resolution of these matters. As a result of operational changes made in Grand Rapids in mid 2001, the major source of these violations has ceased. We do not believe that the amount of those penalties, if any, will have a material adverse effect on our operations, or that the resolution of these matters will require material capital expenditures, although there can be no assurance that this will be the case.

         The New Hampshire Department of Environmental Services is currently undertaking an evaluation of certain modifications made in the early 1990's to the paint lines at our Seabrook, New Hampshire facility to determine whether those changes made that facility subject to new source review. The outcome of that evaluation cannot reasonably be predicted or estimated at this time. If the New Hampshire Department of Environmental Services concludes that the facility is subject to new source review, it would likely require the installation of emission control equipment and potentially other capital and operational expenditures, and could possibly give rise to enforcement proceedings against the facility. While we do not believe that any of the foregoing would have a material adverse effect on our operations, there can be no assurance that this will be the case.

         In December of 1999, MDEQ contacted the Grand Blanc facility relating to the classification of wastes leaving the facility. We have been discussing the issue with the MDEQ and have been conducting tests of the waste. As a result of the contact and to avoid future liability, we voluntarily changed the classification of the waste on all subsequent disposals even though we disagreed with MDEQ. In addition, we changed materials and certain processes to remove the concern of the MDEQ. By changing the classification of the waste for disposal subsequent to the contact, we have limited our potential liability to disposals prior to the contact. However, we may be exposed to some liability for past disposal. On March 20, 2000 we received a notice of warning from MDEQ regarding this matter. In light of the notice to Grand Blanc, we voluntarily undertook the same actions and clean up procedures at our Grand Rapids facility to minimize risk as the same procedures and methods were used at the Grand Rapids and Grand Blanc facilities. During 2001, we had meetings and exchanged documents with MDEQ in an attempt to settle this matter through a consent decree, which may require a payment by us. At the present time, it is not possible to estimate the effect of the resolution of these issues, but management believes the range of exposure would appear to be from $20 thousand to $1.1 million. We have recorded a reserve of $20 thousand for this item.

         In November of 2001, the EPA and other potentially responsible parties offered a settlement to us as a deminimus participant in the Spectron Inc. site located in Elkton, Maryland. We have indicated our wish to accept this settlement offer which would require a total payment of approximately $22,000 to cover expected future clean up activities. We are now awaiting final approval of the settlement, which we expect in late 2002. Upon finalization of the settlement documents and payment of the amount, we will have complete settlement of this matter and have no further liability. We have established a reserve for this expected payment.

         Estimates of the future cost of these environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which we may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. We establish reserves for these environmental matters when the loss is probable and reasonably estimable. At December 31, 2001, we had a reserve of approximately $0.7 million, and at December 31, 2000, we had a reserve of $1.7 million to address the issues discussed above and for compliance monitoring activities. We periodically evaluate and revise estimates for environmental reserves based upon expenditures against established reserves and the availability of additional information. It is possible that final resolution of some of these matters may require us to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of resolving these matters could not be precisely determined at December 31, 2001, we believe, based on currently known facts and circumstances, that the disposition of these matters will not have a material adverse effect on our consolidated financial position and results of operations.

ITEM 2. PROPERTIES

         Our executive offices are located in Fraser, Michigan, and we operate 63 facilities throughout the world. Our operations in the United States and Canada occupy 3,340,000 square feet (1,644,500 square feet of which represents leased facilities) in Michigan, Kentucky, New Hampshire, Ohio, Indiana and Ontario, Canada. Our foreign operations occupy 6,949,000 square feet (3,396,000 square feet of which represents leased facilities) in Germany, Czech Republic, France, Hungary, Spain, Mexico, the Netherlands and the United Kingdom. Included in our foreign operations is a 267,000 square foot facility in Spain, owned by a joint venture in which we have a 50% interest, and a 66,000 square foot facility in Mexico, leased by a joint venture in which we have a 70% interest. The utilization and capacity of our facilities may fluctuate based upon the mix of components we produce and the vehicle models for which we are producing the components. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current manufacturing and distribution needs through the 2004 model year.

         In addition to the above facilities, we rely upon certain affiliated companies, which are owned or controlled by Larry J. Winget, to provide facilities, machinery and equipment, technology and services that are necessary for us to be a full-service supplier. In addition, we have subcontracted certain work to Nova Corporation and Deluxe Pattern Corporation, businesses in which Mr. Winget has significant equity interests. See "Item 13. Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

         On February 23, 1998, the Attorney General of the State of Michigan and the Michigan Department of Environmental Quality instituted legal proceedings in state court alleging that we had ongoing violations of air pollution control laws, primarily related to the level of emissions and odors discharged from our Grand Blanc paint facility. In October of 1999, the parties reached an agreement in principle to settle the case by installation of full pollution abatement equipment at Grand Blanc, the payment of $1.1 million and execution of a consent decree all of which is subject to several conditions precedent. In January of 2001, upon the signing of a consent decree this action was jointly dismissed. See "Item 1. Business - Environmental" for the current status of events. Substantially all the other conditions in the consent decree other than ongoing compliance requirements were also completed in 2001. Thus, we believe this matter has now been resolved although we will be subject to the consent decree terms until at least late 2003. During the first quarter of 1999, the U.S. Environmental Protection Agency issued a notice of violation and has taken an active role in monitoring these legal proceedings and may take action separate and distinct from the already dismissed proceedings begun by the State of Michigan and the Michigan Department of Environmental Quality. We have not been advised what the U.S. Environmental Protection Agency will do in light of the consent decree with the State of Michigan. Upon our compliance with the consent decree, we expect no action from the U.S. Environmental Protection Agency, however, we can offer no assurance that will happen.

         In December of 2000, we filed suit against the State of Michigan and Michigan Department of Environmental Quality over notices of air pollution violations at our Grand Rapids facility. In February of 2001, those proceedings were jointly suspended while the parties work to find an acceptable solution to the issues. This may require the installation of new abatement equipment at the facility, however, in light of production changes at the plant, no new capital expenditures may be required. It is still too early in the process to assess what actions may be taken or required. See "Item 1. Business - Environmental" for the current status of events.

         In late 2000, we were notified by Union Carbide Corporation that, based upon our usage of some paint application equipment at our Grand Blanc facility, we were obligated to pay certain royalties related to patent infringements. We have informed Union Carbide that because of modifications we made, we believe we have not infringed upon their applicable patents. We have not received a response from Union Carbide as of the date of this filing. We use the Union Carbide equipment at our Seabrook facility without the modifications, and are paying the royalty at that location. However, we are reviewing this matter based upon the previous information we discovered and may stop this payment in the future.

         In December of 2001, we agreed to a settlement in a lawsuit we filed relating to pricing issues arising subsequent to an acquisition made in 1996. As a result of this settlement, we will receive $7.0 million, which has been recorded in other income for the year ended December 31,2001.

         In addition to the matters described above and under "Item 1. Business -- Environmental," we are a party to several legal proceedings incidental to the conduct of our business. We do not believe that any of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Venture Holdings Company LLC is a limited liability company and 100% of our membership interests are held by Venture Holdings Trust, of which Larry J. Winget is the sole beneficiary. There is no market for the interests of Venture Holdings Company LLC. Venture Holdings Company LLC owns, directly or indirectly, all of the outstanding capital stock of, or equity interests in our subsidiaries, except for certain of our joint ventures. There is no market for such capital stock or equity interests.

         We did not pay any cash dividends during the past three years, and we are restricted in our ability to pay dividends under various debt covenants other than for the payment of the member's tax obligations resulting from the activities of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated balance sheet data presented below as of December 31, 2001 and 2000 and the consolidated income statement data presented below for the years ended December 31, 2001, 2000 and 1999, are derived from our consolidated financial statements, audited by Deloitte & Touche LLP, independent auditors, and should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere herein. The selected consolidated balance sheet data presented below as of December 31, 1999, 1998 and 1997 and the consolidated income statement data presented below for the years ended December 31, 1998 and 1997, are derived from our audited consolidated financial statements not included herein.

                                                          YEARS ENDED DECEMBER 31,
                                         2001          2000          1999           1998          1997
                                       ---------     ---------     ---------       -------      -------
INCOME STATEMENT DATA (1) (2):
     Net sales                         1,862,328     1,829,965     1,366,170       645,196      624,113
     Income from operations              113,768        96,030        41,224        52,163       45,063
     Interest expense                     97,658       102,513        72,606        36,641       30,182
     Net (loss) income before taxes      (11,038)         (801)         (160)       15,522       14,881
     Tax (benefit) provision (3)         (13,067)      (11,289)        8,227         1,954        3,358
     Net income (loss)                     1,003         9,082       (14,510)       13,568       11,523

OTHER FINANCIAL DATA:

     Depreciation and amortization        93,052        91,077        75,996        39,320       32,147
     Capital expenditures                 77,158        85,718        53,176        24,706       33,012

BALANCE SHEET DATA
     Total assets                      1,416,131     1,426,303     1,414,976       541,315      524,122
     Total debt                          893,774       876,983       920,376       364,939      336,188
     Member's equity                      70,309        67,037        60,903        77,113       64,282

(1) Venture Holdings Company LLC operates as a holding company and has no independent operations of its own. Separate financial statements for our subsidiaries have not been presented because we do not believe that such information is material.

(2) The 1999 results include the operations of Peguform GmbH and its subsidiaries from May 28, 1999.

(3) This (benefit)/provision relates to Venture Holdings Corporation (which operates Bailey Corporation) and Peguform GmbH and its subsidiaries (see Note 2 above). Other significant subsidiaries of Venture have elected "S" corporation status under the Code, or are limited liability companies taxed as partnerships, and, consequently, do not incur liability for federal and certain state income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

         The following discussion and analysis contains a number of "forward looking" statements within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local political, economic and market conditions; incremental costs, slowed automobile production or other effects that may occur as a result of the September 2001 terrorist attacks on the World Trade Center and the Pentagon or reactions thereto by us or our suppliers and customers; possible future terrorist attacks; demographic changes; the size and growth of the automobile market or the plastic automobile component market; our ability to sustain, manage or forecast our growth; the size, timing and mix of purchases of our products; our ability to realize savings from our focus on reducing and controlling costs; our ability to realize the benefits of general tax reduction plans; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against us; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; unfavorable currency exchange rates relative to the U.S. dollar; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; retention of earnings; control and the level of affiliated transactions.

         On May 28, 1999, we acquired Peguform GmbH, a leading international designer and manufacturer of complete interior modules, door panels and dashboards and of exterior modules and other structural plastic body parts, including bumper fascias and hatchback doors.

         The following table sets forth, for the periods indicated, our consolidated statements of income expressed as a percentage of net sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                               YEARS ENDED DECEMBER 31,
                                                            2001        2000         1999
                                                            -----       -----       -----
Net sales                                                   100.0%      100.0%      100.0%
Cost of products sold                                        87.7        87.6        89.0
                                                            -----       -----       -----
Gross profit                                                 12.3        12.4        11.0
Selling, general and administrative expense                   6.1         7.1         8.0
Payments to beneficiary in lieu of distributions              0.1         0.1         0.0
                                                            -----       -----       -----
Income from operations                                        6.1         5.2         3.0
Interest expense                                              5.2         5.6         5.3
Other expense (income)                                        1.5        (0.3)       (2.3)
                                                            -----       -----       -----
(Loss) income before taxes                                   (0.6)       (0.1)        0.0
Tax (benefit) provision                                      (0.7)       (0.6)        0.6
Minority interest                                             0.0         0.1         0.0
                                                            -----       -----       -----
Net income (loss) before extraordinary loss                   0.1         0.4        (0.6)
Extraordinary loss on early extinguishment of debt            0.0         0.0         0.5
                                                            -----       -----       -----
Net income (loss) before cumulative effect of change in
  Accounting Principle                                        0.1         0.4        (0.6)
Cumulative effect of change in Accounting Principle           0.0         0.0         0.0
                                                            -----       -----       -----
Net income (loss)                                             0.1%        0.4%       (1.1)%
                                                            =====       =====       =====

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Net sales increased $32.3 million for the year ended December 31, 2001, or 1.8 %, to $1,862.3 million, compared to net sales of $1,829.9 million for the year ended December 31, 2000. Foreign sales increased $85.1 million or 6.8% due to higher tooling sales, increased volume and more content per vehicle. This increase was offset by a decrease of 2.8% in the average currency exchange rate between fiscal years 2000 and 2001, which resulted in a reduction in foreign sales of approximately $3.8 million. Domestically, sales decreased $49.5 million, or 8.5%, due to a general softening of the North American automotive market. Included in net sales is $8.5 million recovered from an OEM due to program delays incurred in 2000 and 2001 at our foreign operations.

         Gross profit for the year ended December 31, 2001 increased $1.6 million, or .7 %, to $229.2 million compared to $227.6 million for the year ended December 31, 2000. As a percentage of net sales, gross profit decreased from 12.4% for the year ended December 31, 2000 to
         12.3 % for the year ended December 31, 2001. Domestically, gross profit as a percent of sales was 12.5% as the result of the implementation of lean manufacturing techniques despite the decrease in sales, compared to 9.8% for the year ended December 31, 2000. Internationally, gross profit as a percent of sales was 11.8% for the year ended December 31, 2001 as compared to 13.5% for the year ended December 31, 2000 or a decrease of 1.7%. This decease was due to start up manufacturing inefficiencies and average lower margins on increased tooling sales. We expect to maintain our current efficiencies and obtain further manufacturing efficiencies in 2002.

         Selling, general and administrative expense for the year ended December 31, 2001 decreased by $16.4 million, or 12.6%, to $114.0 million compared to $130.4 million for the year ended December 31, 2000. As a percentage of net sales, selling, general and administrative expense decreased to 6.1% for the year ended December 31, 2001 as compared to 7.1% for the year ended December 31, 2000. The decrease as a percent of net sales and in absolute dollars is primarily attributable to cost control efforts involving increased review of expenses and a reduction in salaried employees. Venture Sales & Engineering (a related party) irrevocably forgave $4.6 million of management fees charged to us, accounting for approximately 0.2% of the decrease. This was done as an inducement to us to lower our quoted price on a prospective new program to an OEM in expectation of receiving this new program. We expect selling, general and administrative expenses to be lower in fiscal 2002 due to the adoption of FASB Statement No. 142, wherein we will cease amortizing goodwill. We will begin to periodically evaluate goodwill for impairment amortization expense. Goodwill amortization in fiscal 2001 was $4.4 million.

         As a result of the foregoing, income from operations for the year ended December 31, 2001 increased $17.8 million, or 18.5%, to $113.8 million, compared to $96.0 million for the year ended December 31, 2000. As a percentage of net sales, income from operations increased to 6.1% in fiscal 2001 from 5.2% in fiscal 2000.

         Interest expense decreased $4.8 million to $97.7 million in fiscal 2001 compared to $102.5 million in fiscal 2000. The decrease was due to the overall reduction in interest rates mitigated by higher average borrowings. This decrease in interest expense was offset by an increase of $2.7 million related to noncash amortization from the termination of interest rate swaps, which increased from $2.5 million for the year ended December 31, 2000 to $5.2 million for the year ended December 31, 2001.

         Other expense (income) primarily consists of $18.7 million of unrealized currency exchange losses on inter-company loans and a $14 million non cash write down of the deposits made with Shelby American, Inc. in fiscal years 2000 and 1999, (See "Item 13. Certain Relationships and Related Transaction--Business Relationships") offset by approximately $7 million of income due to a settlement, related to pricing issues arising subsequent to a prior acquisition, for domestic operations. (See "Item 3. Legal Proceedings"). Other (income) expense for the year ended December 31, 2000 consisted of $34.9 million of net realized and unrealized gains on cross-currency interest rate swap and foreign exchange collar derivative transactions and third party interest income of $4.0 million, offset by realized and unrealized currency exchange losses of $33.3 million. (See note 8 of Notes to Consolidated Financial Statements)

         For the year ended December 31, 2001, we reported a net tax benefit of $13.1 million, $18.7 million of this tax benefit was a result of decreasing currency exchange rates related to the Euro, and was offset by $5.6 million of income tax expense charged to the normal operations of Venture Holdings Corporation and the Peguform group of companies.

         Due to the foregoing, net income for the year ended December 31, 2001 was $1.0 million compared to net income of $9.0 million for year ended December 31, 2000 or a decrease of $8.0 million. As a percentage of net sales, net income decreased from 0.4% to 0.1%.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net sales increased $463.8 million for the year ended December 31, 2000, or 33.9%, to $1,829.9 million, compared to net sales of $1,366.2 million for the year ended December 31, 1999. This increase was mainly due to the addition of Peguform's net sales for twelve months in 2000 compared to seven months in 1999. On a proforma basis, sales decreased $96.6 million from 1999, with $74.3 million of the decrease was due to Euro devaluation offset by net increases in European volumes. Domestically, sales decreased $22.4 million, or 3.7%, due to a general softening of the automotive market.

         Gross profit for the year ended December 31, 2000 increased $76.9 million, or 51.0%, to $227.6 million compared to $150.7 million for the year ended December 31, 1999. As a percentage of net sales, gross profit increased from 11.0% for the year ended December 31, 1999 to 12.4% for the year ended December 31, 2000. This dollar increase was mainly due to the addition of Peguform's activity for twelve months in 2000 compared to seven months in 1999. Domestically, gross profit as a percent of sales increased 1.0% due to the implementation of lean manufacturing techniques despite sales reductions. Internationally, gross profit as a percent of sales increased 1.0% due to manufacturing efficiencies. We expect to continue to achieve manufacturing efficiencies in 2001. Effective January 1, 2001, we granted DaimlerChrysler Corporation in North America a 5% sales price reduction. We are attempting to recover all of this from either our suppliers or our own operating efficiencies. We may not be able to fully offset this reduction which could reduce margins.

         Selling, general and administrative expense for the year ended December 31, 2000 increased by $21.2 million, or 19.4%, to $130.4 million compared to $109.2 million for the year ended December 31, 1999. As a percentage of net sales, selling, general and administrative expense decreased to 7.1% for the year ended December 31, 2000 as compared to 8.0% for the year ended December 31, 1999. The overall dollar increase was mainly due to the addition of Peguform's activity for twelve months in 2000 compared to seven months in 1999. The decrease as a percent of net sales is primarily attributable to Peguform's lower selling, general and administrative expense as a percentage of net sales, relative to Venture's. Venture Sales & Engineering (a related party) eliminated $2.6 million of management fees relating to sales commissions charged to us. This was done due to the slow down in the automotive industry and to ensure that we remained competitive.

         As a result of the foregoing, income from operations for the year ended December 31, 2000 increased $54.8 million, or 132.9%, to $96.0 million, compared to $41.2 million for the year ended December 31, 1999. As a percentage of net sales, income from operations increased to 5.2% in fiscal 2000 from 3.0% in fiscal 1999.

         Interest expense increased $29.9 million to $102.5 million in fiscal 2000 compared to $72.6 million in fiscal 1999. The increase is the result of incurring interest for twelve months in 2000 as opposed to only seven months in 1999 related to the increased debt associated with the acquisition of Peguform and rising interest rates. $2.5 million of this expense is noncash amortization from the termination of interest rate swaps.

         Other (income) expense includes $75.8 million of realized gains and $40.9 million of unrealized losses related to cross-currency interest rate swap and foreign exchange collar transactions and third party interest income of $4.0 million. Other (income) expense also includes unrealized currency losses of $41.9 million offset by realized currency gains of $8.6 million. (See note 8 of Notes to Consolidated Financial Statements)

         For the year ended December 31, 2000, we reported a net tax benefit of $11.3 million. The tax benefit was generated as a result of finalizing the restructuring of the Peguform companies. $3.1 million was a reduction of the tax rates in Germany and $22.7 million was from the recognition of the benefit of NOL carryforwards. $14.5 million was income tax expense charged to the normal operations of Venture Holdings Corporation and the Peguform Group of companies.

         Due to the foregoing, net income for the year ended December 31, 2000 was $9.0 million compared to a net loss of $14.5 million for year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our consolidated working capital was $141.5 million at December 31, 2001 compared to $129.5 million at December 31, 2000, an increase of $12.0 million. Our working capital ratio was 1.3x and 1.3x at December 31, 2001 and 2000, respectively. Net cash provided by operating activities was $63.1 million for the year ended December 31, 2001 compared to net cash provided by operating activities of $61.3 million for the year ended December 31, 2000. The increase was caused by a net increase in working capital requirements of approximately $23.0 million consisting of an increase in other current assets, accounts payable and deferred taxes, offset by decreases in accounts receivables, inventory, accrued expenses and other liabilities. In addition, there was a net increase of $16.9 million in fiscal year 2001 associated with currency and hedging transaction losses, as compared to the year ended December 31, 2000. These changes were offset by an increase in net income after adding back noncash charges of $7.9 million.

         Capital expenditures were $77.2 million for the year ended December 31, 2001 compared to $85.7 million for the year ended December 31, 2000. We continue to upgrade machinery and equipment and paint lines at all facilities to handle expected increased volumes and general reconditioning of equipment. In 2000, we received $78.5 million from the termination of derivatives, which resulted in a net use of cash of $6.5 million from investment activities.

         In the ordinary course of business, we seek additional business with existing and new customers. We continue to compete for the right to supply new components which could be material to us and require substantial capital investment in machinery, equipment, tooling and facilities. As of the date hereof, however, we have no formal commitments with respect to any such material business. Assuming a constant currency relative to the US dollar, we do expect increasing sales over the next several years but only a slight increase in 2002. This is, however, subject to certain expectations for product demand and currency movements; thus we can give no assurance that increased sales expectations will be achieved. Our volume assumptions are based upon information we obtain from our customers. We are generally assuming currency movements will average at the current levels. In later years, we may be required to replace or update some of our paint lines to handle expected volumes. This decision will be made late in 2002 and would be reflected in 2003 expenditures.

         Net cash provided by financing activities was $16.8 million for the year ended December 31, 2001 compared to net cash used in financing activities of $43.4 million for the year ended December 31, 2000, which in both years reflects the scheduled paydown of debt offset by increased net borrowings under our revolving credit agreement to fund our operations.

         Our senior credit facility provides for borrowings of (1) up to $175.0 million under a revolving credit facility, which, in addition to those matters described below, is used for working capital and general corporate purposes; (2) $75.0 million under a five year term loan A; and (3) $200.0 million under a six year term loan B. The credit facility also originally provided for a $125.0 million 18 month interim term loan which was repaid in full by November of 2000. The senior credit facility was amended in 2000 to extend the date by which we were required to issue $125 million principal amount of securities that rank pari passu in right of payment with, or junior to, our 12% senior subordinated notes due 2009, described below, to March 31, 2002. On March 29, 2002, the senior credit facility was amended to further extend the deadline for this requirement to June 30, 2003. See Note 6 of Notes to consolidated Financial Statements.

         The revolving credit facility permits us to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula as of December 31, 2001, we could have borrowed an additional $28.4 million under the revolving credit facility. Obligations under the senior credit facility are jointly and severally guaranteed by our domestic subsidiaries and are secured by first priority security interests in substantially all of our assets and our domestic subsidiaries. We also rely on the non-recourse sale of certain European automotive company receivables to fund our operations.

         The credit agreement and documents governing our $205 million of 9 1/2% senior notes due 2005 (the "1997 Senior Notes"), and the documents governing our $125 million of 11% unsecured senior notes (the "1999 Senior Notes") and 12% unsecured senior subordinated notes (the "1999 Senior Subordinated Notes" and together with the 1999 Senior Notes, the "1999 Notes"), contain restrictive covenants relating to cash flow, fixed charges, debt, member's equity, distributions, leases, and liens on assets. Our debt obligations also contain various restrictive covenants that require us to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As part of the March 29, 2002 amendment to the credit agreement, an additional restrictive covenant was added that limits our net related party receivables to $65.0 million at December 31, 2001 and requires further reductions over the next several years to a maximum of $35 million by December 31, 2003 and any time thereafter. At December 31, 2002 the net related party receivables balance must not exceed $55 million. As of December 31, 2001, we were in compliance with all debt covenants.

         In connection with the senior credit facility and the 1999 Notes, we entered into two five-year Euro dollar cross-currency interest rate swap agreements and one three-year Euro dollar cross-currency interest rate swap agreement.

         During 1999, the net impact on earnings due to the cross-currency swap agreements was an unrealized gain of $27.1 million. In March 2000, we terminated our cross-currency swap agreements and realized a cash gain of $42.0 million. As a result of the termination of the cross-currency swap agreements, the net impact on earnings for the twelve months ended December 31, 2000 was a realized gain of $14.9 million.

         The cross-currency swap agreements were replaced with a twelve-month zero-cost foreign exchange collar. As a result of these foreign exchange collar transactions, the net impact on earnings for the twelve months ended December 31, 2000 was income of $16.8 million. On March 16, 2001, the original call side of the foreign currency exchange collar expired unexercised.

         The interest rate swap agreement within one of our cross-currency swap agreements, which was accounted for using settlement accounting, resulted in interest expense of $0.5 million during 2000. During July 2000, we paid $14.9 million to terminate the interest portion of the cross currency swap agreement. This amount was capitalized and is being amortized over the original term of the cross currency interest rate swap agreements. During 2000 and 2001, interest expense includes $2.5 million and $5.2 million, respectively, of this deferred interest amortization.

         The other interest rate swap agreements did not meet all the criteria for settlement accounting. The net impact on earnings during 1999 was an increase in other income of $11.0 million. During July 2000, we terminated these financial instruments and realized a cash gain of $16.9 million plus interest income of $0.1 million. The net impact on earnings during 2000 was an increase in other income of $3.6 million.

         We had also entered into interest rate swap agreements with a total notional value of $55.0 million to mitigate the risk associated with changing interest rates on certain floating rate debt. During 2000 and 2001, all of these interest rate swaps agreements expired. All of these interest rate swap agreements were accounted for using settlement accounting. The impact of these interest rate swap agreements resulted in $0.4 million, $0.1 million and $0.8 million of additional interest expense during 2001, 2000 and 1999, respectively.

         On January 1, 2001, as a result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", we recorded a ($0.2) million cumulative effect of a change in accounting principle.

         We have not entered into any new hedging agreements since the above described transactions were completed. Consequently, our ability to service our various debt obligations may be effected by our exposure to fluctuations in various foreign currencies relative to the U.S. dollar, as well as fluctuations in interest rates. (See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk") We are attempting to address this concern and are focusing on correcting or limiting this exposure as we seek new financing in the future.

         The Company has entered into various transactions with entities that the sole beneficiary of the Trust owns or controls. These transactions include leases of real estate, usage of machinery, equipment and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities, and payment and receipt of sales commissions. In addition, employees of the Company have been made available to certain of these entities for services such as design, model and tool building. Since the Trust is the sole member of Venture Holdings Company LLC, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transactions with non-affiliated persons. Some, but not all, of these transactions have been reviewed by a Fairness Committee as required by various loan agreements. Those not reviewed have been in existence prior to the loan agreements and have been exempted from the Fairness
         Committee approvals as they were in existence prior to entering into the loan agreements

         The Company provides or arranges for others to provide certain related parties with various administrative and professional services, including employee group insurance and benefit coverage, property and other insurance, financial and cash management and administrative services such as data processing. The related parties are charged fees and premiums for these services. Administrative services were allocated to the entity for which they were incurred and certain entities were charged a management fee. In connection with the above cash management services, the Company pays the administrative and operating expenses on behalf of certain related parties and charges them for the amounts paid which results in receivables from these related parties.

         The following is a summary of transactions with all related parties at December 31, 2001, 2000 and 1999 (in thousands):

                                                       DECEMBER 31,
                                              2001         2000         1999
                                            --------     --------     --------
Revenue                                     $ 38,836     $ 26,596     $ 22,094
Expenses/Purchases                           105,837       39,935       36,191
Assets:
  Property, plant and equipment purchased         --           --          965
  Deposit, paid for vehicles                     273       12,400       13,268

         The increase in related party revenue is primarily due to the sale of raw materials to affiliates that increases the purchasing volume with our suppliers and affords us greater purchasing leverage and consequently lower prices. The increase in related party expenses/purchases is due to an increase in usage fees, rentals, manufacturing related services and inventory purchases.

         These related party transactions result in the following accounts receivable balances in the Company's consolidated balance sheets (in thousands):

                                DECEMBER 31,
                             2001         2000
                           --------     --------
Amounts receivable         $ 57,742     $113,557
Amounts payable              16,047       25,519

                           --------     --------
Net amounts receivable     $ 41,695     $ 88,038
                           ========     ========

         These related party transactions also result in the following asset balances in the Company's consolidated balance sheets (in thousands):

                                    December 31,
                                  2001       2000
                                -------     -------
Prepaid assets                  $23,900     $     -
                                =======     =======

Tooling progress payments
  in inventory                  $47,400     $ 9,900
                                =======     =======

Deposits, net of impairment
  Charge of $14,000 at
  December 31, 2001             $12,000     $26,000
                                =======     =======

         As part of the related party transactions in 2001, detailed in the table above, we entered into new agreements which resulted in recording several noncash transactions that effectively settled related party receivables through the receipt of services. We believe the net receivables, prepaids and inventory are fully collectible. For a more complete description of these transactions, see Note 9 of the Venture Holdings Company LLC Notes to Consolidated Financial Statements and "Item 13. Certain Relationships and Related Transactions."

         We believe that our existing cash balances, operating cash flow, borrowings under our revolving credit facility and other short term arrangements, such as factoring in certain foreign jurisdictions, will be sufficient to fund working capital needs, and normal capital expenditures required for the operation of our existing business through the end of 2003. However, over the next fourteen months we must seek to address our currency exposure related to the existing financing structure and also deal with the need to issue new debt as required under the current credit agreement as outlined above. To assist our working capital needs and as part of the March 29, 2002 amendment to the credit agreement, we have also requested an additional $50 million of borrowings under the credit agreement. This would be accomplished by adding a Term loan C to the existing facility. The expected transaction would require that 50% of the net proceeds of Term loan C be used to prepay Term loans A and B equally and we would receive a pro rata reduction in future principal payments over the remaining term of the loans. The remaining 50% of Term loan C would be used for general corporate purposes. This loan is presently being syndicated and is expected to close prior to June 30, 2002, however, at this time we can not provide assurance that we will attract a sufficient number of lenders willing to fill the entire loan commitment.


NEW ACCOUNTING STANDARDS

         In June 1998, the FASB approved SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As a result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, we recorded a ($0.2) million cumulative effect of a change in accounting principle.

         In July 2001, the FASB issued Statement No. 141, "Business Combinations." This Statement replaces Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Under this Statement, all business combinations initiated after June 30, 2001 are accounted for using only the purchase method. We adopted this statement and it had no material impact on our results of operations or financial position.

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets", which establishes new standards for goodwill acquired in business combinations. Beginning January 1, 2002, we will no longer amortize goodwill, but will periodically evaluate it for impairment. We amortized $4.4 million of goodwill in the year 2001. We are in the process of completing our transitional goodwill impairment testing, but do not expect the adoption of this Statement will result in an impairment of goodwill.

         In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of adopting this Statement. We do not expect a material impact on our results of operations or financial position at the date of adoption of this statement .

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces Statement No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. This Statement creates an accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. Statement No. 144 is effective for fiscal years beginning December 15, 2001. On January 1, 2002, we adopted this Statement and it has had no material impact on our results of operations or financial position

SIGNIFICANT ACCOUNTING POLICIES

         Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by us in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgements are subject to an inherent degree of uncertainty. These judgements are based on our historical experience, terms of existing contracts, our observations of trends in the industry, information provided by customers and information available from other sources, as appropriate. Our significant accounting policies include: 1) revenue recognition in reporting the transactions and agreements with our customers and our contractual rights under such agreements all of which are effected by the normal course of business between the parties and 2) Allowance for doubtful accounts and our recording of such provisions given the relationship and dealings we have with our customers and our rights and obligations under these customer contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, we had selectively entered into a variety of foreign exchange and interest rate financial instruments. A discussion of our accounting policies for derivative financial instruments can be found in the Organization and Summary of Significant Accounting Policies and Financial Instruments footnotes to the financial statements found in Item 8 of this report.

         FOREIGN CURRENCY EXCHANGE RATE RISK

         We have foreign currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. Our most significant foreign currency exposures relate to the European Union, the Czech Republic, Mexico, Brazil, United Kingdom and Canada. As of December 31, 2000, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $(0.6) million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $57,000. As of December 31, 2001 we had no financial instruments of this type. The model assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate or understate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

         A portion of our assets are based in our foreign operations and are translated into U. S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of member's equity. Accordingly, our consolidated member's equity will fluctuate depending upon the weakening or strengthening of the U. S. dollar against the respective foreign currency. A hypothetical 10% change in foreign currency exchange rates would result in an approximate $26.0 million and $50.5 million change in earnings for the twelve months ended December 31, 2001 and 2000, respectively. The model assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate or understate the impact of changing exchange rates on assets, liabilities and earnings denominated in a foreign currency.

         INTEREST RATE RISK

         We have exposure to interest rate risk on a portion of our debt obligations. A one percent change in interest rates on floating rate debt would result in approximately $3.9 million and $3.8 million change in earnings for the twelve months ended December 31, 2001 and 2000, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          VENTURE HOLDINGS COMPANY LLC
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
Report of Independent Public Accountants....................................        17
Consolidated Balance Sheets.................................................        18
Consolidated Statements of Operations and Comprehensive Income (Loss).......        19
Consolidated Statements of Changes in Member's Equity.......................        19
Consolidated Statements of Cash Flow........................................        20
Notes to Consolidated Financial Statements..................................        21

                          INDEPENDENT AUDITORS' REPORT

Member of Venture Holdings Company LLC
Fraser, Michigan

         We have audited the accompanying consolidated balance sheets of Venture Holdings Company LLC and subsidiaries ("Venture") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), changes in member's equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of Venture's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Venture Holdings Company LLC and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

April 8, 2002
Detroit, Michigan

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                         DECEMBER 31,   DECEMBER 31,
ASSETS                                                                                       2001           2000
------------------------------------------                                               -----------    -----------
       CURRENT ASSETS:
            Cash and cash equivalents                                                    $         2    $       941
            Accounts receivable, net, includes related party receivables of $9,992 and $54,478 at December 31, 2001 and, 2000,
            respectively (Notes 3 & 9)                                                       266,232        293,072
            Inventories, including progress payments to a related party of
                $47,400 and $9,900 at December 31, 2001 and 2000 respectively
                  (Note 4 & 9)                                                               192,804        206,622
            Investments (Note 8)                                                                                489
            Prepaid and other current assets, including prepayments to a related party
               of $23,900 at December 31, 2001 (Notes 9 & 13)                                 87,846         46,299
                                                                                         -----------    -----------
                     Total current assets                                                    546,884        547,423

       Property, Plant and Equipment, Net (Notes 1 & 5)                                      542,915        553,038

       Intangible Assets, Net (Note 1)                                                       127,315        127,445

       Other Assets, includes related party receivables of  $31,703 and $33,560 at
             December 31, 2001 and 2000 respectively. (Notes 1 & 9)                          128,490        147,257

       Deferred Tax Assets (Note 13)                                                          70,527         51,140
                                                                                         -----------    -----------

       Total Assets                                                                      $ 1,416,131    $ 1,426,303
                                                                                         ===========    ===========

LIABILITIES AND MEMBER'S EQUITY
------------------------------------------
       CURRENT LIABILITIES:
            Accounts payable (Note 9)                                                    $   261,613    $   257,947
            Accrued interest                                                                  12,948         15,482
            Accrued expenses                                                                  99,993        120,128
            Current portion of long term debt (Note 6)                                        30,813         24,405
                                                                                         -----------    -----------
                     Total current liabilities                                               405,367        417,962

       Pension Liabilities & Other (Note 12)                                                  44,115         50,759

       Deferred Tax Liabilities (Note 13)                                                     33,379         37,967

       Long Term Debt (Note 6)                                                               862,961        852,578
                                                                                         -----------    -----------
            Total liabilities                                                              1,345,822      1,359,266

       Commitments and Contingencies (Note 10)                                                    --             --

       Member's Equity:
            Member's equity                                                                   73,425         72,422
            Accumulated other comprehensive (loss) income -
               Cumulative translation adjustment and minimum pension
                 Liability in excess of unrecognized prior service cost net of tax            (3,116)        (5,385)
                                                                                         -----------    -----------

       Member's Equity                                                                        70,309         67,037
                                                                                         -----------    -----------

       Total Liabilities and Member's Equity                                             $ 1,416,131    $ 1,426,303
                                                                                         ===========    ===========

   See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(DOLLARS IN THOUSANDS)

                                                           YEARS ENDED DECEMBER 31,
                                                2001                2000                1999
                                                ----                ----                ----
Net Sales (Notes 9 & 11)                    $ 1,862,328         $ 1,829,965         $ 1,366,170
Cost of Products Sold (Note 9)                1,633,129           1,602,326           1,215,472
                                            -----------         -----------         -----------
Gross Profit                                    229,199             227,639             150,698
Selling, General, and Administrative
  Expense (Note 9)                              114,009             130,444             109,215
Payments to Beneficiary in Lieu of
  Distributions                                   1,422               1,165                 259
                                            -----------         -----------         -----------
Income From Operations                          113,768              96,030              41,224
Interest Expense (Note 6)                        97,658             102,513              72,606
Other Expense (Income) (Notes 8 & 10)            27,148              (5,682)            (31,222)
                                            -----------         -----------         -----------
(Loss) Before Taxes                             (11,038)               (801)               (160)
Tax (Benefit) Provision (Note 13)               (13,067)            (11,289)              8,227
Minority Interest                                   844               1,406                 554
                                            -----------         -----------         -----------
Net Income (Loss) Before
  Extraordinary Loss                              1,185               9,082              (8,941)
Extraordinary Loss on Early
  Extinguishment Of Debt                             --                  --               5,569
                                            -----------         -----------         -----------
Net Income (Loss) Before Cumulative
  Effect of Change in Accounting Principle        1,185               9,082             (14,510)
Cumulative Effect of Change in
  Accounting Principle                             (182)                 --                  --
                                            -----------         -----------         -----------
Net Income (Loss)                                 1,003               9,082             (14,510)

Other Comprehensive (Loss)
Income - minimum pension
   liability in excess of
   unrecognized prior service cost,
   net of tax                                      (156)                 --                 737
Other Comprehensive Income
  (Loss) - cumulative translation
   Adjustments                                    2,425              (2,948)             (2,437)
                                            -----------         -----------         -----------
Comprehensive Income (Loss)                 $     3,272         $     6,134         $   (16,210)
                                            ===========         ===========         ===========

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY

(DOLLARS IN THOUSANDS)


                                               YEARS ENDED DECEMBER 31,
                                       2001            2000              1999
                                       ----            ----              ----
Member's Equity, Beginning of         $67,037        $ 60,903         $ 77,113
Period

Comprehensive Income (Loss):
Net Income (Loss)                       1,003           9,082          (14,510)
  Other Comprehensive Income (Loss)     2,269          (2,948)          (1,700)
                                       ------        --------         --------
  Comprehensive Income (Loss)           3,272           6,134          (16,210)
                                       ------        --------         --------
Member's Equity, End of Period         70,309        $ 67,037         $ 60,903
                                       ======        ========         ========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                         2001             2000              1999
                                                         ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $  1,003         $   9,082         $ (14,510)
  Adjustments to reconcile net income to net
    cash provided by operating
    activities:
     Depreciation and amortization                      93,052            91,077            75,996
     Deposit write-down                                 14,000                --                --
     Unrealized loss on currency exchange               21,720            41,623            17,419
     Unrealized gain on investments                       (609)               --           (40,501)
     Net gain on termination of derivatives                              (37,421)               --
     Loss from the disposal of fixed assets                830               564               181
     Net extraordinary loss on early
       extinguishment of debt                                                 --             5,569
     Change in accounts receivable                      26,841            18,272            53,004
     Change in inventories                              13,818           (52,000)           23,900
     Change in prepaid and other current
       assets                                          (41,547)            7,561            (8,704)
     Change in other assets                            (16,347)          (44,680)          (29,715)
     Change in investments in associated
       company                                              --                --              (723)
     Change in accounts payable                          3,666            63,350            10,205
     Change in accrued expenses                        (22,668)           13,553           (13,645)
     Change in other liabilities                        (6,644)           (6,856)            4,499
     Change in deferred taxes                          (23,975)          (42,779)            5,836
                                                      --------         ---------         ---------
     Net cash provided by operating activities          63,140            61,346            88,811
                                                      --------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of subsidiaries, net of cash
       acquired                                             --                --          (444,061)
     Capital expenditures                              (77,158)          (85,718)          (53,176)
     Proceeds from sale of fixed assets                    314               661               390
     Proceeds from termination of derivatives               --            78,531                --
                                                      --------         ---------         ---------
     Net cash used in investing activities             (76,844)           (6,526)         (496,847)
                                                      --------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under
      revolving credit agreement                        24,387            96,452           (71,571)
    Debt issuance fees                                                        --           (27,066)
    Net proceeds from issuance of debt                  16,819                --           650,000
    Payment for early extinguishment of debt                               5,717          (128,650)
    Principal payments on debt                         (24,417)         (145,527)           (5,859)
                                                      --------         ---------         ---------
     Net cash provided by (used in) financing
       activities                                       16,789           (43,358)          416,854
                                                      --------         ---------         ---------

     Effect of exchange rate changes on cash
       and cash equivalents                             (4,024)          (17,913)           (1,556)

     NET (DECREASE) INCREASE IN CASH                      (939)           (6,451)            7,262

CASH AT BEGINNING OF PERIOD                                941             7,392               130
                                                      --------         ---------         ---------
CASH AT END OF PERIOD                                 $      2         $     941         $   7,392
                                                      ========         =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest            $ 95,037         $  93,083         $  72,129
                                                      ========         =========         =========
  Cash paid during the period for taxes               $  5,116         $   5,827         $   4,337
                                                      ========         =========         =========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES


   Organization - In 1987, the sole shareholder of the Venture Group of companies contributed all of the common stock of the companies to Venture Holdings Trust (the "Trust"). Simultaneously, certain property, plant, and equipment were contributed by the sole shareholder to certain companies owned by the Trust. In exchange, the shareholder was named the sole beneficiary of the Trust. In May of 1999, the Trust effected a trust contribution by contributing its assets, including the capital stock of the companies owned by the Trust other than the membership interest in Venture Holdings Company LLC ("Venture"), to Venture. Venture, a wholly owned subsidiary of the Trust, also assumed the obligations of the Trust. The Trust is the sole member of Venture.

   Principles of Consolidation - The consolidated financial statements include the accounts of Venture and all of Venture's subsidiaries that are wholly owned or majority-owned (collectively referred to as the "Company"). The Company's investments in less than majority-owned businesses are accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

   Business - The Company is a worldwide full-service supplier, systems integrator and manufacturer of plastic components, modules and systems. The Company provides state-of-the-art design and advanced engineering services around the world. The Company also has extensive tool making capabilities.

   Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents - Highly liquid investments with an initial maturity of three months or less are classified as cash equivalents.

   Inventories - Manufactured parts inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory also includes costs and progress payments associated with building molds under contract. Molds owned by the Company and used in the Company's manufacturing operations are transferred to tooling, in property, plant and equipment, when the molds are operational. Progress payments on tooling being built by a related party are recorded in inventory.

   Property and Depreciation - Property, plant, and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the various classes of assets. Tooling is amortized on a piece price or straight line basis over the related production contract, generally 3 to 7 years. The principal estimated useful lives are as follows:

                                                             YEARS
                                                             -----
                        Building and improvements            10-40
                        Machinery and equipment, and
                        automobiles                           3-20


   Leasehold improvements are amortized over the useful life or the term of the lease, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

   Other Assets - Deferred financing costs are included in other assets and are amortized over the life of the related financing arrangement. The Company's interest in subsidiaries that are not controlled by the Company are accounted for under the equity method.

   Program Costs - Program costs include costs incurred for the design of components and for the design and building of tooling and are included in other assets. Prior to January 1, 2000, the costs capitalized were supported by a purchase order signed by the customer and were recovered over future production volumes. Subsequent to January 1, 2000, costs incurred for the design of components are capitalized only when a contractual guarantee of reimbursement from the customer exists. Costs incurred for the design and building of tooling are capitalized only when the Company has the unconditional right to use the tooling during the term of the supply arrangement.

   Intangible Assets - The purchase price of companies in excess of the fair value of net identifiable assets acquired ("goodwill") is amortized over 30 years using the straight-line method. The amount of goodwill reported at December 31, 2001 and 2000 was $106.1 million and $119.3 million, respectively, which is net of accumulated amortization.

   Long-Lived Assets and Long-Lived Assets to be Disposed of - Long-Lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the carrying value for impairment, such evaluations are based principally on the undiscounted cash flows of the operations to which the asset is related.

   Derivative Financial Instruments and Hedging Activities - The Company was party to a number of derivative agreements entered into in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. Gains and losses from interest rate swaps and options that are designated, and are effective, as hedges of underlying debt obligations are used to adjust interest expense recognized over the lives of the underlying debt agreements. Gains and losses from terminated hedge contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure, whichever is shorter. Derivative instruments and hedging activities are recognized as either assets or liabilities in the statement of financial position and measured at fair value with the related gains and losses included in net income. See Note 8-Derivative Financial Instruments and Risk Management.

   Revenue Recognition - Revenue from the sale of manufactured parts is recognized when the parts are shipped. Revenue from mold sales is recognized using the completed contract method due to the reasonably short build cycle. Accounts receivable includes unbilled receivables for mold contracts that are substantially complete. The amounts are billed when final approval has been received from the customer or in accordance with contract terms. Provision for estimated losses on uncompleted contracts, if any, is made in the period such losses are identified.

   Income Taxes - Amounts in the financial statements relating to income taxes relate to the subsidiaries that are not limited liability companies or have not elected S corporation status and are calculated using the SFAS No. 109, "Accounting for Income Taxes". Other significant subsidiaries have elected to be taxed as S corporations or limited liability companies taxed as a partnership under the Internal Revenue Code. The beneficiary of Venture Holdings Trust is required to report all income, gains, losses, deductions, and credits of the S corporations or limited liability companies included in the Trust on his individual tax returns.

   Foreign Currencies - Currency translation is based upon the SFAS 52 "Foreign Currency Translation," whereby the assets and liabilities of foreign subsidiaries where the functional currency is the local currency are generally translated using period end exchange rates while the income statements are translated using average exchange rates during the period. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods are included as a separate component of stockholders' equity.

   Reclassifications - Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 presentation.

   Recent Accounting Pronouncements - In July 2001, the FASB issued Statement No. 141, "Business Combinations". This Statement replaces Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". Under this Statement, all business combinations initiated after June 30, 2001 are accounted for using only the purchase method. The Company adopted this statement and it had no material impact on our results of operations or financial position.

   In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets", which establishes new standards for goodwill acquired in business combinations. Beginning January 1, 2002, the Company will no longer amortize goodwill, but will periodically evaluate it for impairment. The Company amortized $4.4 million of goodwill in the year 2001. The Company is in the process of completing its transitional goodwill impairment testing, but does not expect the adoption of this Statement will result in an impairment of goodwill.

   In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations", which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of adopting this Statement. The Company does not expect any material effect on our results of operations or financial position due to the adoption of this Statement.

   In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces Statement No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. This Statement creates an accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. Statement No. 144 is effective for fiscal years beginning December 15, 2001. On January 1, 2002 the Company adopted this Statement and it has had no material impact on our results of operations or financial position.

2. ACQUISITION

   On May 28, 1999, the Company purchased Peguform GmbH ("Peguform"), a leading European supplier of high performance interior and exterior plastic modules, systems and components to European OEMs (the "Peguform Acquisition"), for approximately $463.0 million. During the second quarter of 2000, an agreement was reached on post closing adjustments related to the Peguform Acquisition reducing the consideration paid for Peguform by $18.0 million to $445.0 million. The Company used the proceeds of the final settlement to reduce its outstanding borrowings.

   The following unaudited pro forma financial data is presented to illustrate the estimated effects of the Peguform Acquisition, as if the transaction had occurred as of the beginning of the period presented.

                                                     YEAR ENDED DECEMBER 31,
                                                             1999
                                                             ----
              Net sales                                   $1,926,594
              Net income before extraordinary loss            12,150
              Net income                                       6,581

3.    ACCOUNTS RECEIVABLE


                Accounts receivable included                DECEMBER 31
                  the following (in thousands):          2001         2000
                                                         ----         ----
                Accounts receivable (including
                  related parties Note 9)              $237,434     $284,233
                Unbilled mold contract receivables       44,652       19,290
                                                       --------     --------
                                                        282,086      303,523
                Allowance for doubtful accounts         (15,854)     (10,451)
                                                       --------     --------
                Net accounts receivable                $266,232     $293,072
                                                       ========     ========

   Excluding receivables from related parties, substantially all of the receivables are from companies operating in the automotive industry.

4. INVENTORIES

   Inventories included the following (in thousands):

                                                        DECEMBER 31,
                                                    2001            2000
                                                    ----            ----
               Raw materials                      $ 52,839        $ 49,672
               Work-in-process -                    16,729          15,721
                 manufactured parts
               Work-in-process - tools and
                 molds                             103,698         119,537
               Finished goods                       19,538          21,692
                                                  --------        --------
               Total                              $192,804        $206,622
                                                  ========        ========

Included in work-in-process tools and molds are progress payments of $47.4 and $9.9 million for the years ended December 31, 2001 and 2000, respectively. These amounts were progress payments on tooling being built by a related party, See
Note 9.

5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following (in thousands):

                                                      DECEMBER 31,
                                                  2001            2000
                                                  ----            ----
               Land                             $ 24,105        $ 25,598
               Building and improvements         216,387         209,933

               Leasehold improvements              7,212           6,524
               Machinery and equipment           484,081         431,736
               Tooling/molds                      13,174          12,713
               Office and transportation
                 equipment                        30,555          25,746

               Construction in progress           45,686          56,056
                                                --------        --------
                                                 821,200         768,306
               Less accumulated
                 depreciation and
                 amortization                    278,285         215,268
                                                --------        --------

                       Total                    $542,915        $553,038
                                                ========        ========

   Included in property, plant and equipment is equipment and buildings held under capitalized leases. These assets had a cost basis of $48.9 million and accumulated depreciation relating to these assets of $10.6 million at December 31, 2001. As of December 31, 2000, these assets had a cost basis of $39.1 million and accumulated depreciation of $5.9 million.

6. DEBT

   Debt consisted of the following (in thousands):

                                                           DECEMBER 31,
                                                       2001            2000
                                                       ----            ----
               Credit agreement
                 Term loan A, with interest
                   of 5.30%, Due 2004                $ 51,150        $ 66,150
                 Term loan B, with interest
                   of 6.05%, Due 2005                 195,000         197,000
                 Revolving credit
                   outstanding, with
                   interest of 6.00%,
                   to 7.98% Due 2004                  142,334         117,947
                 Bank debt payable with
                   interest from 0.0%
                   to 8.63%, Due 2004                  20,828           7,138
               Senior notes payable,
                 Due 2005 with interest
                 at 9.5%                              205,000         205,000
               Senior notes payable,
                 Due 2007 with interest
                 at 11.0%                             125,000         125,000
               Senior subordinated notes
                 payable, Due 2009
                 with interest at 12.0%               125,000         125,000
               Capital leases with interest
                 from 3.95% to 10.20%                  29,167          32,941
               Installment notes payable
                 with interest Of 7.9%                    295             807
                                                     --------        --------
                       Total                          893,774         876,983
               Less current portion of debt            30,813          24,405
                                                     --------        --------
               Total                                 $862,961        $852,578
                                                     ========        ========

   On June 29, 2000, the credit agreement was amended for several purposes. First, the requirement that the Company issue $125.0 million of securities that rank pari passu in right of payment with, or are junior to, the Company's 12% senior subordinated notes due 2009, described below, was extended from November 27, 2000 to March 31, 2002. Second, the credit agreement was amended to allow for a $100.0 million non-recourse factoring program. Third, certain restrictive covenants were amended to provide the Company with additional flexibility in its stipulated financial ratios. The credit agreement was modified again on March 29, 2002 to extend the requirement for the issuance of the $125.0 million of securities until June 30, 2003.

   The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175.0 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula as of December 31, 2001, the Company could have borrowed an additional $28.4 million under the revolving credit facility. Obligations under the credit agreement are jointly and severally guaranteed by Venture's domestic subsidiaries and are secured by first priority security interests in substantially all of the assets of Venture and its domestic subsidiaries.

   The credit agreement, the documents governing the Company's 9 1/2% senior notes due 2005 (the "1997 Senior Notes"), and the documents governing the Company's 11% unsecured senior notes (the "1999 Senior Notes") and 12% unsecured senior subordinated notes (the "1999 Senior Subordinated Notes" and together with the 1999 Senior Notes, the "1999 Notes"), contain restrictive covenants relating to cash flow, fixed charges, debt, member's equity, distributions, leases, and liens on assets. The Company's debt obligations also contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As part of the amendment of the credit agreement on March 29, 2002, the Company is also subject to a new financial covenant limiting net related party receivables to $65.0 million as of December 31, 2001 and requires further reduction over the next several years to a maximum of $35.0 million by December 31, 2003 and any time thereafter. At December 31, 2002, the net related party receivables balance must not exceed $55.0 million. As of December 31, 2001, the Company was in compliance with all debt covenants.

   Scheduled maturities of debt at December 31, 2001 were as follows (in thousands):

                          2002          30,813
                          2003          32,352
                          2004         181,242
                          2005         386,038
                          2006           2,121
               Remaining years         261,208
                                      --------
                         Total        $893,774
                                      ========

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value due to the short-term maturities of these instruments.

   Debt Instruments

   The estimated fair values of the Company's debt instruments have been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The fair value of long-term debt was estimated using quoted market prices (in thousands).

                              DECEMBER 31, 2001              DECEMBER 31, 2000
                         CARRYING AMOUNT   FAIR VALUE   CARRYING AMOUNT   FAIR VALUE
                         ---------------   ----------   ---------------   ----------
                  Debt       $893,774       $741,624        $876,983       $558,133

8. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

   At various times, the Company may be a party to various derivative contracts entered into, in connection with the management of the Company's exposure to fluctuations in foreign exchange rates and interest rates. The primary classes of derivatives used are foreign exchange forward contracts and interest rate swaps. Those instruments involve, to varying degrees, market risk as the instruments are subject to rate and price fluctuations. Derivative transactions are used to hedge underlying business exposures. Market risk in these instruments is offset by opposite movements in the underlying exposure. Cash receipts or payments on these contracts normally occur at maturity, or for interest rate swap agreements, at periodic contractually defined intervals. Gains and losses from interest rate swaps and options that are designated, and are effective as hedges of underlying debt obligations are used to adjust interest expense recognized over the lives of the underlying debt agreements. Gains and losses from terminated hedge contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure, whichever is shorter. Derivative instruments that do not qualify for hedge accounting treatments are marked to market and the related gains and losses are included in net income.

   Foreign Exchange Forward Contracts

   For the twelve months ended December 31, 1999, as a result of the fair value of the cross-currency swap agreements, the net impact on earnings was an unrealized gain of $27.1 million. In March 2000, the Company terminated its cross-currency swap agreements and realized a cash gain of $42.0 million. As a result of the termination of the cross-currency swap agreements, the net impact on earnings for the twelve months ended December 31, 2000 was a realized gain of $14.9 million.

   The cross-currency swap agreements were replaced with a twelve month zero-cost foreign exchange collar. During July 2000, the Company terminated the put side of its original collar and received $10.9 million. The Company used $2.7 million of the proceeds to purchase a replacement put. During November 2000, the Company terminated the put side of its replacement put and received $9.2 million. At December 31, 2000, only the original call side of the foreign currency exchange collar remained outstanding. The estimated fair market value of this financial instrument was $(0.6) million and was recorded as an investment on the balance sheet at December 31, 2000. Accordingly, as a result of these foreign exchange collar transactions, the net impact on earnings for the twelve months ended December 31, 2000 was a realized gain of $16.8 million. On March 16, 2001, the original call side of the foreign currency exchange collar expired unexercised, and we recorded an unrealized gain of $0.6 million.

   The interest rate swap agreement within one of the Company's cross-currency swap agreements which was accounted for using settlement accounting, resulted in (decreased)/increased interest expense during 1999 and 2000 of $(0.9) million and $0.5 million, respectively. During July 2000, the Company paid $14.9 million to terminate the interest portion of the cross currency swap agreement. This amount was capitalized and is being amortized over the original terms of the cross currency swap agreements. During 2000 and 2001, interest expense includes $2.5 million and $5.2 million, respectively, of this non-cash deferred interest asset amortization.

   The other interest rate swap agreements within the original cross currency swap agreements were terminated in July 2000 and the Company realized a cash gain of $16.9 million plus interest income of $0.1 million. These did not meet all the criteria for settlement accounting, During 2000 and 1999, these interest rate swap agreements resulted in other income, of $3.6 million and $11.0 million, respectively.

   Interest Rate Swaps

   The Company had entered into interest rate swap agreements with a total notional value of $55 million to mitigate the risk associated with changing interest rates on certain floating rate debt. During 2000 and 2001, all of these interest rate swaps agreements expired. All of these interest rate swap agreements were accounted for using settlement accounting. The impact of these interest rate swap agreements resulted in $0.4 million, $0.1 million and $0.8 million of additional interest expense during 2001, 2000 and 1999, respectively.

   As a result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", the Company recorded a ($0.2) million cumulative effect of a change in accounting principle, as of January 1, 2001.

9. RELATED PARTY TRANSACTIONS

   The Company has entered into various transactions with entities that the sole beneficiary of the Trust owns or controls. These transactions include leases of real estate, usage of machinery, equipment and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities, and payment and receipt of sales commissions. In addition, employees of the Company have been made available to certain of these entities for services such as design, model and tool building. Since the Trust is the sole member of Venture Holdings Company LLC, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transactions with non-affiliated persons. Some but not all of these transactions have been reviewed by a Fairness Committee as required by various loan agreements.

   The Company provides or arranges for others to provide certain related parties with various administrative and professional services, including employee group insurance and benefit coverage, property and other insurance, financial and cash management and administrative services such as data processing. The related parties are charged fees and premiums for these services. Administrative services were allocated to the entity for which they were incurred and certain entities were charged a management fee. In connection with the above cash management services, the Company pays the administrative and operating expenses on behalf of certain related parties and charges them for the amounts paid which results in receivables from these related parties.

   Pompo Insurance & Indemnity Company Ltd.

   The Company purchased from Pompo Insurance & Indemnity Company Ltd. ("Pompo"), a corporation indirectly owned by the sole beneficiary of the Trust, insurance to cover certain medical claims by the Company's covered employees and certain workers compensation claims. The Company remains an obligor for any amounts in excess of insurance coverage or any amounts not paid by Pompo under these coverages. If a liability is settled for less than the amount of the premium a portion of the excess is available as a premium credit on future insurance. The Company has accounted for this arrangement using the deposit method wherein the full amount of the estimated liability for such claims is recorded in other liabilities and the premiums paid to Pompo are recorded in other assets until such time that the claims are settled. The Company made payments of $1.6 million, $0.9 million and $0.8 million to Pompo in 2001, 2000 and 1999, respectively. At December 31, 2001, 2000 and 1999, the Company had approximately $5.1 million, $3.7 million and $3.7 million for each period respectively, on deposit with Pompo.

   Shelby American, Inc.

   During 1999, the Company entered into an agreement to purchase vehicles from Shelby American, Inc. ("Shelby"), an entity in which the sole beneficiary of the Trust has a 75% ownership interest. The Company made deposits of approximately $26 million ($13 million for each of the years ended December 31, 2000 and 1999) on these vehicles. These deposits are recorded as other assets in the Company's December 31, 2001 and 2000 consolidated balance sheets. The Company's expectation was to receive repayment of the deposits from the proceeds of the sale of the vehicles to third parties. As of April 1, 2002, the Company has not recovered any of the deposits. Sales results to date have proven more difficult to achieve than had been anticipated due to quality, marketing, pricing, environmental and overall management issues, which have resulted in operating losses for Shelby over the past few years. Based upon past sales performance and in consultation with independent third party appraisers, the Company has recorded an impairment charge on the deposit in the fourth quarter of 2001, in the amount of $14 million. This impairment charge was determined based upon an estimate of future cash flows expected to result from the sale of vehicles and a discount from appraised liquidation value of the Shelby assets. At the time of the original deposits to Shelby, the Company entered into a security agreement and obtained a security interest in all of the assets of Shelby. The Company believes it has a perfected security interest in Shelby's assets that could be foreclosed on as a means of recovery, in the event that the proceeds from the sales of the vehicles do not provide full recovery of the deposits or other events dictate taking such action. Presently, the Company does not believe that foreclosure is in its best interest. The Company is continuing to monitor this situation and may take such action in the future. As of December 31, 2001, the Company has approximately $1.4 million of tooling capitalized for tools and fixtures used in the production of the vehicle parts. During 1999, the Company sold certain parts to Shelby for use in the manufacturing of these vehicles and performed engineering services totaling $3.8 million.

   Deluxe Pattern Corporation

   The Company contracts with Deluxe Pattern Corporation ("Deluxe"), an entity wholly owned by the sole beneficiary of the Trust, to provide the Company with design, prototype, tooling, and fixture work. Currently, Deluxe generates the majority of its revenue from the Company and generates minimal revenue from third parties. During the years ended December 31, 2001, 2000, and 1999, the Company was charged $75.5 million, $18.9 million, and $11.0 million, respectively, under this arrangement. Deluxe is paid in accordance with agreed upon contract terms that require progress payments at various stages of work. Initial payment terms can range from 30% to 90% based upon program timing, pricing and the agreement between the parties. In accordance with these terms at December 31, 2001 and 2000, the Company made progress payments to Deluxe of $70.2 million and $9.9 million, respectively, of which $29.5 million in 2001 was settled through a reduction of the related party receivable. At December 31, 2001 and 2000, $47.4 and $9.9 million of these progress payments remain in tools and mold inventory as the tools are not yet complete. For the year ended December 31, 2001, $34.4 million of these progress payments were expensed as part of costs of products sold when tooling was completed and sold to outside third parties.

   Deluxe also buys services from the Company, principally labor and materials, however, these services were significantly reduced in 2001 and will be reduced in the future. During the years ended December 31, 2001, 2000, and 1999, respectively, Deluxe made purchases in the amount of $1.0 million, $9.1 million, and $12.9 million. In addition to the above transactions, Deluxe also charged the Company approximately $1.1 million during each of the years ended December 31, 2000, and 1999 for equipment rental and other services. These equipment rentals ceased at the end of 2000. The net effect of these transactions between Deluxe and the Company was a receivable balance from Deluxe of $14.4 million and $30.2 million, of which $11.1 million and $3.3 million have been recorded as a long term receivable in other assets as of December 31, 2001 and 2000, respectively.

   Venture Sales and Engineering

   Venture Sales and Engineering (VS&E), an entity wholly owned by the sole beneficiary of the Trust, serves as the Company's sales and management representative. Currently VS&E generates the majority of its sales and management fees from the Company and generates minimal sales and management fees from third parties. The Company pays Venture Sales and Engineering a sales management fee of 3% on all North American production sales. VS&E has conducted sales and marketing activities around the world for the Company and has been advanced certain funds in order to carry on these activities on behalf of the Company. During 2000, the Company amended the agreements to allow flexibility to reduce this expense. VS&E agreed to forego approximately $2.6 million of management fees relating to sales commissions for the fourth quarter of 2000 and $4.6 million in the fourth quarter of 2001. In 2000, this was done due to the slowing of the automotive industry and to ensure the Company remained competitive. In 2001, this was done as an inducement to have the Company reduce its quoted prices for a future OEM program that it was bidding on. As part of this transaction and as additional consideration, VS&E and other entities owned or controlled by the sole beneficiary of the Trust required that the Company also agree to prepay one year's management fee, and rental and usage fees. No cash was exchanged as a result of this portion of the transaction as the parties agreed to a set off of the then related party receivable balances. The total offset was approximately $23.9 million, ($14.6 million management fee and $9.3 million rentals and usage fees). These annual prepayments will continue until 2006. This transaction was presented to and approved by the Fairness Committee. These activities result in a net receivable from VS&E of $14.0 million (after the applicable set off) and $25.5 million as of December 31, 2001 and 2000 respectively, of which $6.6 million at December 31, 2001 and $15.5 million at December 31, 2000 were recorded as a long term receivable in other assets.

   Venture Africa

   During 1999, the Company advanced approximately $5.5 million to Venture Africa, an entity wholly owned by the sole beneficiary of the Trust for the construction and refurbishment of a paint line. This amount was repaid in early 2001. In 2000, the Company began selling raw material to Venture Africa. The sale agreement included established repayment terms. Sales of raw materials for the years ended December 31, 2001 and 2000 were $33.1 million and $10.3 million, respectively. At December 31, 2001 and 2000, the account receivable due to these transactions was $12.3 million and $16.0 million, respectively, all of which has been classified as short-term.

   From time to time, the Company makes certain employees available to the sole beneficiary of the Trust for purposes of performing services for companies controlled by the beneficiary. The beneficiary was indebted to the Company in the amount of $1.1 million and $0.5 million at December 31, 2000 and 1999, respectively. These amounts were repaid in 2001.

   During 1999, the Company contracted with M&M Flow Through Systems, LLC ("M&M"), an entity owned by the son of the sole beneficiary of the Trust, to manufacture certain machinery and equipment used at the Company's Grand Blanc facility. The Company purchased three machines from M&M at a cost of $965,000. In addition, the Company contracts M&M to dispose of scrap parts that have previously been rejected by the automotive original equipment manufacturers. The Company's sales of these parts to M&M for the year December 31, 1999 were approximately $200,000. In 2001, M&M provided part reclamation services to the Company for which they were paid $2.6 million.

   During 1999, the Company leased buildings and machinery and equipment to an entity in which the sole beneficiary of the Trust owns a significant equity interest. The Company received $0.2 million in connection with this agreement.

   The Company provided management services to Venture Asia Pacific Pty. Ltd.
   (VAP) and its subsidiaries and corporations wholly owned by the sole beneficiary of the Trust. The Company billed management fees and commissions totaling $4.9 million and $4.5 million to VAP in 2000 and 1999, respectively. In addition, the Company made advances to VAP and performed tooling build and design work for VAP. As a result of these transactions, VAP owes the Company $15.0 million and $20.3 million at December 31, 2001 and 2000, respectively, of which $14.0 million and $14.7 million were classified as a long-term receivable in other assets.

   The Company has entered into a contract with Supercart Holdings Pty., Ltd. (Supercart), a company in which the sole beneficiary of the Trust has a minority interest, to design, produce and sell shopping carts to Supercart. An affiliate of the Company has produced and sold these shopping carts in South Africa for a number of years. During 2001, the Company designed and built tooling for Supercart. These costs will be recovered through the piece price of the shopping carts sold. Supercart has agreed to unconditionally reimburse the Company for tooling costs that are not collected through the piece price. For the year ended December 31, 2001, the Company had sales of $0.4 million. At December 31, 2001, Supercart owed the Company $69,000 and had unamortized tooling of $0.8 million.

   As part of its efforts to meet OEM minority development initiatives, the Company has an arrangement with Universal Venture Automotive (UVA), a company in which the sole beneficiary of the Trust has a 49% interest, to provide certain plastic manufacturing and sub assembly operations to the Company. In addition, UVA buys certain raw materials from the Company as needed in its manufacturing operations. For the years ending December 31, 2001 and 2000, the Company had raw material sales of $1.5 million and $0.4 million , respectively to UVA. In addition, UVA has sold certain products to the Company in the amount of $1.2 and $0.4 million for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000 the Company owed UVA the net amount of $98,000 and $111,000 respectively.

   The following is a summary of transactions with all related parties at December 31, 2001, 2000 and 1999 (in thousands):

                                                                    DECEMBER 31,
               Revenue for:                              2001           2000           1999
                                                         ----           ----           ----
                 Materials sold, tooling sales,
                 Sales commission and rent
                   charged                             $38,836        $21,154        $17,618
                 Providing administrative
                   services                                 --            462             --
                 Management fees                            --          4,980          4,476
              Payments made for or expenses
               incurred
                 Subcontracted services                     --             75             --
                 Manufacturing related
                  services and inventory
                  purchased                             85,232         21,862         15,557
                 Rent expense paid                       2,011          2,180          2,599
                 Machine and facility usage
                   fees paid                             9,804          6,699          6,340
                 Commission expense paid                 7,147          8,206         10,929
                 Litigation, workers
                   compensation and medical
                   insurance premiums                    1,643            913            766
                 Property, plant and equipment
                   purchased                                --             --            965
                 Deposit, paid for vehicles                273         12,400         13,268

   These related party transactions result in the following accounts receivable balances in the Company's consolidated balance sheets (in thousands):

                                                   DECEMBER 31,
                                               2001            2000
                                               ----            ----
               Amounts  receivable           $57,742        $113,557
               Amounts payable                16,047          25,519
                                             -------        --------

               Net amounts receivable        $41,695        $ 88,038
                                             =======        ========

   These related party transactions also result in the following asset balances in the Company's consolidated balance sheets (in thousands):

                                                       December 31,
                                                   2001           2000
                                                   ----           ----
                Prepaid assets                   $23,900        $    --
                                                 =======        =======
                Tooling progress payments
                   in inventory                  $47,400        $ 9,900
                                                 =======        =======
               Deposits, net of
                   impairment charge of
                   $14,000 at December
                   31, 2001                      $12,000        $26,000
                                                 =======        =======

   These amounts are generally from entities wholly owned by the sole beneficiary of the Trust and management believes that the amounts are fully recoverable. The recoverability of certain of these amounts is dependent upon the Company providing future business to these entities.

10. COMMITMENTS AND CONTINGENCIES

   Operating Leases - The Company leases certain machinery and equipment under operating leases which have initial or remaining terms of one year or more at December 31, 2001. Future minimum lease commitments, including related party leases, are as follows (in thousands):

                                     RELATED PARTY               OTHER
                                    OPERATING LEASES        OPERATING LEASES
                                    ----------------        ----------------
                Years:
                  2002                  $ 2,011                 $18,254
                  2003                    2,011                  16,248
                  2004                    2,011                  12,803
                  2005                    2,011                   7,872
                  2006                    2,011                  13,251
                  Remaining years         5,027                  20,584
                                        -------                 -------
                  Total                 $15,082                 $89,012
                                        =======                 =======

   Rent expense for operating leases and other agreements with a term of greater than one month, including amounts paid to related parties, was $16.8 million, $17.4 million and $10.9 million for the years ended December 31, 2001, 2000, and 1999, respectively. Usage fees paid based on monthly usage of certain machinery and equipment and facilities were $9.8 million, $7.0 million, and $6.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. With the exception of $0.3 million paid during 2000 and 1999, all usage fees were paid to related parties. As part of the transaction described in Footnote 9 relating to VS&E, approximately $9.3 million of rental and usage fees to the related parties were prepaid at December 31, 2001 through a set off to related party receivables.

   Environmental Costs - The Company is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against the Company concerning environmental matters. Estimates of future costs of such environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable. The Company's reserves for these environmental matters totaled $0.7 million at December 31, 2001 and $1.7 million at December 31, 2000.

   The Company has been involved in legal proceedings with the Michigan Department of Environmental Quality (MDEQ) concerning the emissions from our Grand Blanc paint facility. In October 1999, the parties to the litigation reached an agreement in principle to settle the case by the installation of full pollution abatement equipment at the Grand Blanc facility and payment of $1.1 million. The Company entered into a consent decree in January of 2001 to settle this matter. During the fourth quarter of 1999, the Company established a reserve in the amount of $1.1 million relating to this payment and made the payment in February of 2001. Other than ongoing compliance requirements, the Company has substantially completed the conditions of the consent decree and believes this matter has now been resolved.

   In December of 1999, the MDEQ contacted the Grand Blanc facility relating to the classification of waste leaving the facility. The Company has been discussing the issue with the MDEQ and conducting tests of the waste. As a result of the contact and to avoid future liability, the Company voluntarily changed the classification of the waste on all subsequent disposals even though the Company disagreed with MDEQ. In addition, the Company changed materials and certain processes to remove the concern of the MDEQ. By changing the classification of the waste for disposal subsequent to the contact the Company limited its potential liability to disposals prior to the contact. However, the Company may be exposed to some liability for past disposal. On March 20, 2000, the Company received a notice of warning from MDEQ regarding this matter. As a result of the notice received for the Grand Blanc facility, the Company voluntarily undertook the same actions at the Grand Rapids facility to reduce risk of potential damage claims as the same procedures and methods were used at the Grand Rapids and Grand Blanc facilities. At the present time, it is not possible to estimate the effect of the resolution of these issues, but management believes the range of exposure would appear to be from $20,000 to $1.1 million. The Company established a reserve of $20,000 for this item.

   In 1998 and 1999, the MDEQ issued 3 letters of violation to the Company's Grand Rapids, Michigan facility, alleging violations of certain emission limitations and coating solvent content requirements of the facility's state air use permit. In late 2000, the Company filed suit against the MDEQ contesting some of these violations. In 2001, jointly with MDEQ, the Company suspended any proceedings under this suit and are presently reviewing and discussing the alleged violations in an attempt to resolve this matter without further litigation, as it is possible that some of the violations may be the result of computation and reporting discrepancies by the MDEQ. In December of 2001, the Company received a notice of violation from the Environmental Protection Agency (EPA) regarding violation for the same matters and years covered by the MDEQ's prior notices and for the year 2001. The Company continues to meet with the MDEQ and EPA regarding these violations. It is possible that the MDEQ and EPA may seek administrative penalties in connection with the resolution of these matters. As a result of operational changes made at the Grand Rapids facility in mid 2001, the major source of these violations has ceased. The Company does not believe that the amount of those penalties, if any, will have a material adverse effect on our operations, or that the resolution of these matters will require material capital expenditures, although there can be no assurance that this will be the case.

   In late 2000, the Company was notified by Union Carbide Corporation that, based upon the usage of some paint application equipment at the Grand Blanc facility, the Company was obligated to pay certain royalties related to patent infringements. We have informed Union Carbide that because of the modifications we made, we believe we have not infringed upon their applicable patents. We have not received a response from Union Carbide.

   In December of 2001, the Company agreed to a settlement in a lawsuit we filed relating to pricing issues arising subsequent to an acquisition made in 1996. In the Statement of Operations for the year ended December 31, 2001, the Company included $7.0 million in other income as a result of this settlement.

   The Company is party to various contractual, legal and environmental proceedings, some of which assert claims for large amounts. Although the ultimate cost of resolving these matters could not be precisely determined at December 31, 2001, management believes, based on currently known facts and circumstances, that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations. These matters are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is more than remote but less than likely that the final resolution of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The Company's reserves have been set based upon a review of costs that may be incurred after considering the credit-worthiness of guarantors and/or indemnification from third parties which the Company has received. The Company is not covered by insurance for any unfavorable environmental outcomes, but relies on the established reserves, guarantees and indemnifications it has received.

11. CONCENTRATIONS

   The Company's sales to Audi, General Motors Corporation ("GM"), DaimlerChrysler Corporation ("DaimlerChrysler") and Volkswagen, expressed as a percentage of sales, were 16%, 12%, 12%, and 12%, respectively, in 2001. During 2000, the percentages were 14%, 13%, 11% and 11% for Audi, GM, DaimlerChrysler, and Volkswagen, respectively. During 1999, the percentages were 18%, 13%, 12%, 11% and 9% for GM, Audi, DaimlerChrysler, Ford Motor Company ("Ford") and Volkswagen, respectively. Many of the Company's automotive industry customers are unionized and work stoppages or slow-downs experienced by them, and their employee relations policies could have an adverse effect on the Company's results of operations. Approximately 38% of the Company's North American workforce is covered by collective bargaining agreements. A portion of the European workforce is covered by collective bargaining agreements. The UAW contract at the Lancaster facility was renegotiated in 2001 extending the contract until 2006. The UAW contract at the Seabrook facility expires in June 2002. Negotiations have begun on a new agreement at Seabrook and the Company expects to reach an agreement with its Seabrook employees prior to the expiration date of the current contract. Other union contracts do not expire until mid 2003.

12. PENSIONS, PROFIT-SHARING AND SALARY REDUCTION PLAN

   North America

   The Company sponsors profit-sharing and salary reduction 401(k) plans which cover substantially all North American employees. The plans provide for the Company to contribute a discretionary amount each year. Contributions were $1.8 million, $2.3 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999.

   Venture Holdings Corporation, into which Bailey Corporation ("Bailey") was merged in July 1997, has various retirement plans covering substantially all North American employees, including two defined benefit pension plans covering full-time hourly and salaried employees. The benefits payable under the plans are generally determined based on the employee's length of service and earnings. For all these plans the funding policy is to make at least the minimum annual contributions required by Federal law and regulation.

   The change in benefit obligation for the years ended December 31, 2001 and 2000 was as follows (in thousands):

                                                     DECEMBER 31,
                                                2001             2000
                                                ----             ----
               Benefit obligation
                 at beginning of year        $ 11,556         $ 17,241
               Service cost                       388              443
               Interest cost                      890            1,299
               Amendments                         478               --
               Actuarial loss                     586            1,716
               Effect of settlement                --             (755)
               Effect of curtailment              (55)              --
               Benefits paid                     (480)          (8,388)
                                             --------         --------
               Benefit obligation
                 at end of year              $ 13,363         $ 11,556
                                             ========         ========

   The change in the market value of plan assets for the years ended December 31, 2001 and 2000 was as follows (in thousands):

                                                    DECEMBER 31,
                                                2001             2000
                                                ----             ----
               Market value of plan
                 assets at
                 Beginning of year            $ 9,951         $ 15,982
               Actual return on plan
                 assets                        (1,115)           1,125
               Employer contribution            1,100            1,232
               Benefits paid                     (480)          (8,388)
                                              -------         --------
               Market value of plan
                 assets at end of year        $ 9,456         $  9,951
                                              =======         ========

   The funded status of the defined benefit plans at December 31, 2001 was as follows (in thousands):

                                                         ACCUMULATED
                                                           BENEFITS
                                                         EXCEED ASSETS
                                                         -------------
               Actuarial present value of
                 benefit obligations:

                 Vested benefits                           $ 13,149
                 Nonvested benefits                             214
                                                           --------
               Accumulated benefit obligation                13,363
               Projected benefit obligation                  13,363
               Market value of plan assets                    9,456
                                                           --------
               Deficiency of assets over
                 projected benefit Obligation                (3,907)
               Unrecognized net loss                            261
               Unrecognized prior service cost                1,358


               Additional minimum pension liability          (1,619)
                                                           --------

               Accrued pension cost                        $ (3,907)
                                                           ========

   The funded status of the defined benefit plans at December 31, 2000 was as follows (in thousands):

                                                ACCUMULATED BENEFITS
                                                   EXCEED ASSETS
                                                   -------------
               Actuarial present value of
                 benefit obligations:
                   Vested benefits                    $ 11,387
                   Nonvested benefits                      168
                                                      --------
               Accumulated benefit obligation           11,555
               Projected benefit obligation             11,556
               Market value of plan assets               9,951
                                                      --------
               Deficiency of assets over
                 projected benefit Obligation           (1,605)
               Unrecognized net gain                    (2,399)
               Unrecognized prior service cost             978
                                                      --------

               Accrued pension cost                   $ (3,026)
                                                      ========

   Net periodic pension expense for the years ended December 31, 2001 and 2000 included the following components (in thousands):

                                                    DECEMBER 31,
                                                2001            2000
                                                ----            ----
          Service cost benefit                 $ 388         $   443
           during the year
          Interest cost on                       890           1,299
           projected benefit obligation
          Expected return on                    (846)         (1,359)
           plan assets
          Net amortization and                   (25)            (33)
           deferral
          Curtailment gain                       (45)             --
                                               -----         -------
          Net periodic pension
           expense                             $ 362         $   350
                                               =====         =======

   The date used to measure plan assets and liabilities is as of September 30 each year.

   The weighted-average assumed discount rate was 7.5% and 8.0% for 2001 and 2000, respectively. The assumed rate of return on plan assets was 8.5% for 2001 and 2002, respectively. For salary based plans, the expected rate of increase in compensation levels was 0.0% (as all salaried plans have been frozen).

   At December 31, 2001, the Company recorded an intangible pension asset of $1.4 million as an offset to recording the additional minimum pension liability. An additional amount of $0.2 million was recorded (net of tax) against member's equity at December 31, 2001, which represented the minimum pension liability in excess of unrecognized prior service cost.

   Plan assets consist principally of cash and cash equivalents, listed common stocks, debentures, and fixed income securities.

   A salaried pension plan has been frozen since 1992, and no further service liability will accrue under the plan. During 1998, an additional salaried pension plan and an hourly pension plan were frozen, and no further service liability will accrue under these plans.

   Effective January 1, 1999, the three frozen plans were merged into one plan. The merged plan was terminated in 2000.

   Europe

   Peguform Germany maintains one defined benefit pension plan covering all its full-time hourly and salaried employees plus some individual defined benefit pension agreements for managers and members of the board. The benefits payable under the plans are generally determined based on the employees' length of service and earnings. These benefit plans are not funded.

   The change in benefit obligation for the year ended December 31, 2001 and 2000 was as follows (in thousands):

                                                       DECEMBER 31,      DECEMBER 31,
                                                           2001             2000
                                                           ----             ----
          Benefit obligation at beginning of year        $ 27,187         $ 25,255
          Service cost                                      1,169            1,174
          Interest cost                                     1,528            1,404
          Actuarial (gain) loss                            (3,531)             164
          Asset transfer                                     (121)              --
          Acquisition                                       1,178               --
          Benefits paid                                      (887)            (810)
                                                         --------         --------

          Benefit obligation at end of year              $ 26,523         $ 27,187
                                                         ========         ========

   The funded status of the defined benefit plans at December 31, 2001 was as follows (in thousands):

                                                                 ACCUMULATED BENEFITS
                                                                     EXCEED ASSETS
                                                                     -------------
                 Actuarial present value of benefit obligations:

                     Vested benefits                                    $ 22,629
                     Nonvested benefits                                    3,343
                                                                        --------
                 Accumulated benefit obligation                           25,972
                 Projected benefit obligation                             26,523
                 Market value of plan assets                                  --
                                                                        --------
                 Deficiency of assets over
                   projected benefit obligation                          (26,523)
                 Unrecognized net gain                                    (2,056)
                                                                        --------
                 Accrued pension cost                                   $(28,579)
                                                                        ========

   The funded status of the defined benefit plans at December 31, 2000 was as follows (in thousands):

                                                      ACCUMULATED BENEFITS
                                                          EXCEED ASSETS
                                                          -------------
                 Actuarial present value of
                   benefit obligations:
                     Vested benefits                          $ 23,374
                     Nonvested benefits                          3,220
                                                              --------
                 Accumulated benefit obligation                 26,594
                 Projected benefit obligation                   27,187
                 Market value of plan assets                        --
                                                              --------
                 Deficiency of assets over
                   projected benefit obligation                (27,187)
                 Unrecognized net gain                            (175)
                                                              --------
                 Accrued pension cost                         $(27,362)
                                                              ========

   Net periodic pension expense for the year ended December 31, 2001 and 2000 included the following components (in thousands):

                                            DECEMBER 31,   DECEMBER 31,
                                                2001          2000
                                                ----          ----
          Service cost benefit during         $1,169        $1,174
            the year
          Interest cost on projected
            benefit obligation                 1,528         1,404
                                              ------        ------
          Net periodic pension expense        $2,697        $2,578
                                              ======        ======

   The date used to measure plan assets and liabilities was as of December 31, 2001 and 2000.

   The weighted-average assumed discount rate was 6.0% for 2001 and 2000. For salary based plans, the expected rate of increase in compensation levels was between 1.5% and 2.5% for 2001 and 2.0% for 2000.

   As part of an acquisition made by our European operations during the fourth quarter of 2001, we assumed a pension liability of $1.2 million. This liability is included in the benefit obligation at the end of the year.

13. INCOME TAXES

   Amounts in the financial statements related to income taxes are for the operations of Venture Holdings Corporation, and Peguform subsidiaries. The other significant Subsidiaries have elected S corporation or flow through tax status under the Internal Revenue Code and will incur no domestic or foreign income tax. The member is required to report all income, gains, losses, deductions, and credits of the S corporations and other flow through entities included in the LLC on his individual tax returns.

   The provision for income tax (benefit) expense for the period ended (in thousands):

                                                  DECEMBER 31,
                                     2001             2000            1999
                                     ----             ----            ----
          Currently Payable
            United States          $    390         $     60         $  (351)
            State and Local              --               --              --
            Foreign                   5,267           10,330           2,941
                                   --------         --------         -------
              Total                   5,657           10,390           2,590
                                   ========         ========         =======


          Deferred
            United States          $  3,031         $   (197)        $ 1,994
            State and Local             450              (25)            297
            Foreign                 (22,205)         (21,457)          3,346
                                   --------         --------         -------
              Total                $(18,724)         (21,679)          5,637
                                   ========         ========         =======

   The Company does not provide for U.S. income taxes or foreign withholding taxes on cumulative undistributed earnings of foreign subsidiaries which are considered to be permanently reinvested outside the U.S.

   The effective tax rate of Venture Holdings Corporation on pre-tax income was 45.4% for the year ended December 31, 2001, of which 5.2% relates to permanent differences not deductible for income taxes (primarily goodwill amortization) and 5.2% for state and local income taxes, net of federal tax benefit. The effective rate of foreign entities on pre-tax income was 64.1% for the year ended December 31, 2001. The effective tax rate of Venture Holdings Corporation on pre-tax income was 7.4% for the year ended December 31, 2000, of which 32.8% relates to permanent differences not deductible for income taxes (primarily goodwill amortization) and 5.2% for state and local income taxes, net of the federal tax benefit. The effective tax rate of foreign entities on pre-tax income was 95.2% for the year ended December 31, 2000. The effective tax rate of Venture Holdings Corporation on pretax income was 65.3% for the year ended December 31, 1999, of which 24.2% relates to permanent differences not deductible for income taxes (primarily goodwill amortization) and 5.2% for state and local income taxes, net of the federal tax benefit. The effective tax rate of foreign entities on pre-tax income was 36.8% for the year ended December 31, 1999.

   The tax benefits generated during 2001 were primarily as a result of currency exchange movements due to the decrease in the Euro. The tax benefits were generated during 2000 primarily as a result of finalizing the restructuring of the Peguform group of companies, a reduction of tax rates in Germany and the recognition of the benefit of NOL carryforwards. The tax-effected temporary differences and carryforwards which comprised deferred assets and liabilities were as follows (in thousands):

                                                                 DECEMBER 31,
                                                             2001           2000
                                                             ----           ----
          Deferred tax assets:
                Accrued expenses and reserves              $ 7,275        $14,107
                Net operating loss carryforward             65,411         38,181
                Minimum tax credit carryforward              1,214            824
                Other                                        4,350          7,211
                                                           -------        -------
                     Total deferred tax assets             $78,250        $60,323
                                                           =======        =======


           Deferred tax liabilities:
                Depreciation                               $32,472        $38,138
                Other                                        1,331            299
                                                           -------        -------
                     Total deferred tax liabilities        $33,803        $38,437
                                                           -------        -------
                     Net deferred tax asset                $44,447        $21,886
                                                           =======        =======

   The current portion of deferred tax assets, $7.7 million and $9.2 million is included in prepaid and other current assets at December 31, 2001 and 2000, respectively. The current portion of deferred tax liabilities of $0.4 million and $0.5 million is included in accrued expenses at December 31, 2001 and 2000, respectively. As a result of restructuring the Peguform Group of companies, deferred tax liabilities and goodwill were both reduced by $21.9 million at December 31, 2000. Venture Holdings Corporation U.S. net operating loss carryforwards, which totaled $15.2 million and $33.4 million at December 31, 2001 and 2000, respectively, begins to expire in the year 2011. Peguform France has net operating loss carryforwards of approximately $15.6 million and $11.9 million at December 31, 2001 and 2000, respectively, which have an unlimited expiration period. Peguform Brazil has net operating loss carryforwards of approximately $24.3 million and $18.5 million at December 31, 2001 and 2000, respectively, which have an unlimited expiration period. Venture Germany has net operating loss carryforwards of approximately $121.1 million and $62.2 million at December 31, 2001 and 2000, respectively, and an unlimited expiration period. Alternative minimum tax credit carryforwards totaled $1.2 million and $0.8 million at December 31, 2001 and 2000, respectively, and have no expiration date. Management believes the net operating loss carryforwards at December 31, 2001 are realizable based on forecasted earnings and available tax planning strategies.

14.  SEGMENT REPORTING

   Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. During the third quarter of 2001, the Company implemented a new organization structure that is in closer alignment with our significant customer base. Consistent with the new organization, the Company has one reportable segment - "Automotive". This one reportable segment replaces the previous geographic-oriented reportable segments.

   The following table presents net sales and long-lived assets by geographic area as of and for the twelve months ended December 31 (in thousands):

                                                     NET SALES                               LONG-LIVED ASSETS
                                    -----------------------------------------             ------------------------
                                    2001                2000             1999             2001                2000
                                    ----                ----             ----             ----                ----
          UNITED STATES        $   568,253         $   583,218       $  605,637        $ 589,599         $   620,964
          FOREIGN                1,339,074           1,250,196          760,533          519,951             498,219
          ELIMINATIONS             (44,999)             (3,449)              --         (240,303)           (240,303)
                               -----------         -----------       ----------        ---------         -----------
                TOTAL            1,862,328           1,829,965       $1,366,170          869,247             878,880
                               ===========         ===========       ==========        =========         ===========

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

   Venture, as the successor to Venture Holdings Trust, and certain of its wholly-owned, domestic subsidiaries are jointly and severally liable for the 1997 Senior Notes issued on July 9, 1997. On May 27, 1999, certain 100%-owned, domestic subsidiaries of Venture became guarantors of the 1997 Senior Notes. These guarantees are full and unconditional, joint and several. Venture issued the 1999 Notes on May 27, 1999 in connection with the Peguform Acquisition, as a result of which Venture acquired certain additional foreign subsidiaries. The 1999 Notes are guaranteed by each of Venture's 100%-owned, domestic subsidiaries. The guarantees of these 100%-owned, domestic subsidiaries are full and unconditional, joint and several.

   The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

   1997 SENIOR NOTES:

   The following condensed consolidating financial information presents:

   (1) Condensed consolidating financial statements for years ended December 31, 2001 and 2000, of (a) Venture, as a co-issuer of the 1997 Senior Notes
       (b) the subsidiaries that are co-issuers of the 1997 Senior Notes, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis, and

   (2) Elimination entries necessary to consolidate Venture, the other issuers and the guarantor subsidiaries with the nonguarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2001

(DOLLARS IN THOUSANDS)

                                                         OTHER         GUARANTOR      NONGUARANTOR                     CONSOLIDATED
                                          VENTURE       ISSUERS       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS         TOTAL
                                          -------       -------       ------------    ------------    ------------         -----
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents             $     --      $  (4,454)      $    (343)      $   4,799       $      --       $         2
    Accounts receivable, net                    --        111,347              62         154,823              --           266,232
    Inventories                                 --         87,043              --         105,761              --           192,804
    Prepaid and other current assets            --         30,078             145          57,623              --            87,846
                                          --------      ---------       ---------       ---------       ---------       -----------
        Total current assets                    --        224,014            (136)        323,006              --           546,884


Property, Plant and Equipment,
Net                                             --        189,120               6         353,789              --           542,915
Intangible Assets, Net                          --         54,446              --          72,869              --           127,315
Other Assets                                 7,237         91,626              --          29,627              --           128,490
Deferred Tax Assets                             --          6,861              --          63,666              --            70,527
Net Investment in and advances
    to (from) Subsidiaries &
    affiliates                             945,317       (522,805)        105,382        (287,591)       (240,303)               --
                                          --------      ---------       ---------       ---------       ---------       -----------

Total Assets                              $952,554      $  43,262       $ 105,252       $ 555,366       $(240,303)      $ 1,416,131
                                          ========      =========       =========       =========       =========       ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                      $     --      $  45,734       $     226       $ 215,653       $      --       $   261,613
    Accrued interest                        12,619             --              --             329              --            12,948
    Accrued expenses                            --         10,362           1,128          88,503              --            99,993
    Current portion of long term            20,604             --              --          10,209              --            30,813
                                          --------      ---------       ---------       ---------       ---------       -----------
        Total current liabilities           33,223         56,096           1,354         314,694              --           405,367


Pension Liabilities & Other                     --          5,559              --          38,556              --            44,115
Deferred Tax Liabilities                        --         10,119              --          23,260              --            33,379
Long Term Debt                             822,880            637              --          39,444              --           862,961
                                          --------      ---------       ---------       ---------       ---------       -----------
Total Liabilities                          856,103         72,411           1,354         415,954              --         1,345,822

Commitments and Contingencies                   --             --              --              --              --                --

Member's Equity:
    Member's equity                         96,451        (28,993)        103,898         142,372        (240,303)           73,425
    Accumulated other comprehensive
      (loss) pension liability in
      excess of Unrecognized prior
      service cost, net of tax                  --           (156)             --              --              --              (156)
    Accumulated other comprehensive
      (loss) Cumulative translation
      adjustments                               --             --              --          (2,960)             --            (2,960)
                                          --------      ---------       ---------       ---------       ---------       -----------

Member's Equity                             96,451        (29,149)        103,898         139,412        (240,303)           70,309
                                          --------      ---------       ---------       ---------       ---------       -----------

Total Liabilities and Member's
Equity                                    $952,554      $  43,262       $ 105,252       $ 555,356       $(240,303)      $ 1,416,131
                                          ========      =========       =========       =========       =========       -----------

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31,
2001

(DOLLARS IN THOUSANDS)

                                                    OTHER        GUARANTOR       NONGUARANTOR                       CONSOLIDATED
                                    VENTURE        ISSUERS      SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
                                    -------        -------      ------------     ------------      ------------         -----
NET SALES                          $     --       $ 435,996       $ 132,257       $ 1,339,074       $ (44,999)      $ 1,862,328
COST OF PRODUCT SOLD                     --         368,713         128,754         1,180,661         (44,999)        1,633,129
  GROSS PROFIT                           --          67,283           3,503           158,413              --           229,199
                                   --------       ---------       ---------       -----------       ---------       -----------
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSE                 --          19,888             964            93,157              --           114,009
PAYMENTS TO BENEFICIARY IN
  LIEU OF TAXES                                       1,422              --                --              --             1,422
                                                  ---------       ---------       -----------       ---------       -----------
      INCOME FROM OPERATIONS             --          45,973           2,539            65,256              --           113,768
INTEREST EXPENSE                     88,532            (953)             --            10,079              --            97,658
INTERCOMPANY INTEREST
ALLOCATION                          (83,378)         49,170         (27,427)           61,635              --
OTHER (INCOME) EXPENSE               (5,188)         10,190         (32,796)           54,942              --            27,148
                                   --------       ---------       ---------       -----------       ---------       -----------
  INCOME (LOSS) BEFORE TAXES             34         (12,434)         62,762           (61,400)             --           (11,038)

TAX PROVISION (BENEFIT)                  --           3,871              --           (16,938)             --           (13,067)
MINORITY INTEREST                        --              --              --               844              --               844
                                   --------       ---------       ---------       -----------       ---------       -----------
NET INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                34         (16,305)         62,762           (45,306)             --             1,185
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING  PRINCIPLE             (182)             --              --                --              --              (182)
                                   --------       ---------       ---------       -----------       ---------       -----------
        NET (LOSS) INCOME          $   (148)      $ (16,305)      $  62,762       $   (45,306)      $      --       $     1,003
                                   ========       =========       =========       ===========       =========       ===========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)

                                                                    OTHER      GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                                        VENTURE    ISSUERS    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                        -------    -------    ------------  ------------  ------------     -----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                   $   (148)  $(16,305)     $ 62,762     $ (45,306)     $     --      $  1,003
   Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                      5,155     39,389             5        48,503            --        93,052
       Deposit write down                                           14,000                                                  14,000
       Unrealized loss on currency exchange              (3,041)     2,573       (29,759)       51,947            --        21,720
       Net gain on termination of derivatives              (609)        --            --            --            --          (609)
       Loss from the disposal of fixed assets                --         24            --           806            --           830
       Change in accounts receivable                         --     34,962            56        (8,177)           --        26,841
       Change in inventories                                 --    (18,578)           --        32,396            --        13,818
       Change in prepaid and other current assets            --    (24,417)          174       (17,304)           --       (41,547)
       Change in other assets                             5,155    (11,105)           --       (10,397)           --       (16,347)
       Change in accounts payable                            --    (22,126)         (984)       26,776            --         3,666
       Change in accrued expenses                        (2,675)     1,855          (821)      (21,027)           --       (22,668)
       Change in pension liabilities and other               --        387            --        (7,031)           --        (6,644)
       Change in deferred taxes                              --      2,931            --       (26,906)           --       (23,975)
                                                       --------   --------      --------      --------      --------      --------
       Net cash provided by operating Activities          3,837      3,590        31,433        24,280                      63,140

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                  --    (26,237)           --       (50,921)           --       (77,158)
       Net activity in investments in and advances
         to (from) subsidiaries and affiliates           (9,110)    16,655       (61,535)       53,990            --
       Proceeds from sale of fixed assets                    --         --            --           314            --           314
       Proceeds from termination of derivatives                         --            --            --            --            --
                                                       --------   --------      --------      --------      --------      --------
       Net cash (used in) provided by investing
         activities                                      (9,110)    (9,582)      (61,535)        3,383            --       (76,844)



CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (repayments) borrowings under revolving
         credit facility                                 25,307       (920)           --                          --        24,387
       Principal payments on debt                       (17,920)                      --        (6,497)           --       (24,417)

       Net proceeds from issuance of debt                    --         55            --        16,764            --        16,819
                                                       --------   --------      --------      --------      --------      --------
       Net cash  provided by (used in)
         financing activities                             7,387       (865)           --        10,267            --        16,789

       Effect of exchange rate changes on cash
         and cash equivalents                            (2,114)     2,403        29,759       (34,072)           --        (4,024)

                NET (DECREASE) INCREASE IN CASH              --     (4,454)         (343)        3,858            --          (939)

CASH AT BEGINNING OF PERIOD                            $          $             $     --      $    941      $     --      $    941
                                                       --------   --------      --------      --------      --------      --------
CASH AT END OF PERIOD                                  $      0   $ (4,454)     $   (343)     $  4,799      $     --      $      2
                                                       ========   ========      ========      ========      ========      ========

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)

                                                                OTHER      GUARANTOR      NONGUARANTOR                  CONSOLIDATED
                                                 VENTURE       ISSUERS    SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS        TOTAL
                                                 -------       -------    ------------    ------------  ------------        -----
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents               $      --     $      --     $    --        $     941      $      --      $       941
        Accounts receivable, net                       --       146,309         117          146,646             --          293,072
        Inventories                                    --        68,466          --          138,156             --          206,622
        Investments                                  (609)           --          --            1,098             --              489
        Prepaid and other current assets               --         5,661         319           40,319             --           46,299
                                                ---------     ---------     -------        ---------      ---------      -----------
                 Total current assets                (609)      220,436         436          327,160             --          547,423

Property, Plant and Equipment, Net                     --       190,545          10          362,483             --          553,038
Intangible Assets, Net                                 --        52,566          --           74,879             --          127,445
Other Assets                                       12,392       113,284          --           21,581             --          147,257
Deferred Tax Assets                                    --        11,864          --           39,276             --           51,140
Net Investment in and advances to (from)
  subsidiaries & affiliates                       936,207      (506,152)     43,849         (233,601)      (240,303)              --
                                                ---------     ---------     -------        ---------      ---------      -----------

Total Assets                                    $ 947,990     $  82,543     $44,295        $ 591,778      $(240,303)     $ 1,426,303
                                                =========     =========     =======        =========      =========      ===========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
        Accounts payable                        $      --     $  67,860     $ 1,209        $ 188,878      $      --     $   257,947
        Accrued interest                           15,294            --          --              188             --          15,482
        Accrued expenses                               --         8,508       1,949          109,671             --         120,128
        Current portion of long term debt          17,908            --          --            6,497             --          24,405
                                                ---------     ---------     -------        ---------      ---------     -----------
                 Total current liabilities         33,202        76,368       3,158          305,234             --         417,962

Pension Liabilities & Other                            --         5,172          --           45,587             --          50,759
Deferred Tax Liabilities                               --        12,191          --           25,776             --          37,967
Long Term Debt                                    818,189         1,500          --           32,889             --         852,578
                                                ---------     ---------     -------        ---------      ---------     -----------
        Total liabilities                         851,391        95,231       3,158          409,486             --       1,359,266

Commitments and Contingencies                          --            --          --               --             --              --

Member's Equity:
        Member's equity                            96,599       (12,688)     41,137          187,677       (240,303)         72,422
        Accumulated other comprehensive
          (loss)
          Cumulative translation adjustments           --            --          --           (5,385)            --          (5,385)
                                                ---------     ---------     -------        ---------      ---------     -----------

Member's Equity                                    96,599       (12,688)     41,137          182,292       (240,303)         67,037
                                                ---------     ---------     -------        ---------      ---------     -----------

Total Liabilities and Member's Equity           $ 947,990     $  82,543     $44,295        $ 591,778      $(240,303)    $ 1,426,303
                                                =========     =========     =======        =========      =========     ===========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31,
2000
(DOLLARS IN THOUSANDS)

                                                      OTHER       GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                        VENTURE      ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS      TOTAL
                                        -------      -------     ------------  ------------   ------------      -----
NET SALES                              $     --     $ 413,394     $ 164,960     $ 1,255,060     $ (3,449)    $ 1,829,965
COST OF PRODUCT SOLD                         --       356,417       165,032       1,084,326       (3,449)      1,602,326
                                       --------     ---------     ---------     -----------     --------     -----------
     GROSS PROFIT                            --        56,977           (72)        170,734           --         227,639
SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                    --        34,701            --          95,743           --         130,444
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                  1,165            --            --              --           --           1,165
                                       --------     ---------     ---------     -----------     --------     -----------
      (LOSS) INCOME FROM OPERATIONS      (1,165)       22,276           (72)         74,991           --          96,030
INTEREST EXPENSE                         92,608           139            --           9,766           --         102,513
INTERCOMPANY INTEREST ALLOCATION        (90,151)       57,825       (33,033)         65,359           --              --
OTHER (INCOME) EXPENSE                  (57,944)        3,436       (17,090)         41,916       24,000          (5,682)
                                       --------     ---------     ---------     -----------     --------     -----------
       INCOME (LOSS) BEFORE TAXES        54,322       (39,124)       50,051         (42,050)     (24,000)           (801)
TAX  BENEFIT                                 --          (163)           --         (11,126)          --         (11,289)
MINORITY INTEREST                            --            --            --           1,406           --           1,406
                                       --------     ---------     ---------     -----------     --------     -----------
        NET INCOME (LOSS)              $ 54,322     $ (38,961)    $  50,051     $   (32,330)    $(24,000)    $     9,082
                                       ========     =========     =========     ===========     ========     ===========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)

                                                                     OTHER     GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                                        VENTURE     ISSUERS   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                        -------     -------   ------------  ------------  ------------      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                 $  54,322   $(38,961)    $ 50,051      $(32,330)     $(24,000)     $   9,082
     Adjustments to reconcile net income (loss) to
       net cash provided (used in) by operating
       activities:
         Depreciation and amortization                     2,457     43,385            5        45,230            --         91,077
         Unrealized loss (gain) on currency exchange          --      3,199      (12,735)       51,159            --         41,623
         Net gain on termination of derivatives          (37,421)        --           --            --            --        (37,421)
         (Gain) Loss from the  disposal of fixed
           assets                                             --        (43)          --           607            --            564
         Change in accounts receivable                        --     42,454           36       (24,218)           --         18,272
         Change in inventories                                --    (19,529)          --       (32,471)           --        (52,000)
         Change in prepaid and other current assets           --     14,389         (319)       (6,509)           --          7,561
         Change in other assets                          (14,849)   (66,320)          --        36,489            --        (44,680)
         Change in accounts payable                           --     10,473          697        52,180            --         63,350
         Change in accrued expenses                        2,066     (7,652)         350        18,789            --         13,553
         Change in pension liabilities and other              --     (1,068)          --        (5,788)           --         (6,856)
         Change in deferred taxes                             --        (17)          --       (42,762)           --        (42,779)
                                                       ---------   --------     --------      --------      --------      ---------
         Net cash provided (used in ) by operating
           Activities                                      6,575    (19,690)      38,085        60,376       (24,000)        61,346

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                     --    (25,441)          --       (60,277)           --        (85,718)
     Net activity in investments in and advances
       (from) to subsidiaries and affiliates             (62,753)    49,354      (50,820)       40,219        24,000             --
     Proceeds from sale of fixed assets                       --         --           --           661            --            661
     Proceeds from termination of derivatives             78,531         --           --            --            --         78,531
                                                       ---------   --------     --------      --------      --------      ---------
     Net cash provided by (used in) investing
       activities                                         15,778     23,913      (50,820)      (19,397)       24,000         (6,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving
       credit Facility                                   112,447         --           --       (15,995)           --         96,452
     Principal payments on debt                         (134,800)      (982)          --        (9,745)           --       (145,527)
     Payment for early extinguishment of debt                 --         --           --         5,717            --          5,717
                                                       ---------   --------     --------      --------      --------      ---------
      Net cash used in financing activities              (22,353)      (982)          --       (20,023)           --        (43,358)

Effect of exchange rate changes on cash and cash
  Equivalents                                                 --     (3,267)      12,735       (27,381)           --        (17,913)

         NET DECREASE IN CASH                                 --        (26)          --        (6,425)           --         (6,451)

CASH AT BEGINNING OF PERIOD                            $      --   $     26     $     --      $  7,366      $     --      $   7,392
                                                       ---------   --------     --------      --------      --------      ---------
CASH AT END OF PERIOD                                  $      --   $     --     $     --      $    941      $     --      $     941
                                                       =========   ========     ========      ========      ========      =========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31,
1999
(DOLLARS IN THOUSANDS)

                                                   OTHER       GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                     VENTURE      ISSUERS    SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS          TOTAL
                                     -------      -------    ------------     ------------   ------------          -----
NET SALES                           $     --     $ 599,434     $ 157,376        $766,685       $(157,325)       $ 1,366,170
COST OF PRODUCT SOLD                      --       550,273       149,598         672,926        (157,325)         1,215,472
                                    --------     ---------     ---------        --------       ---------        -----------
    GROSS PROFIT                          --        49,161         7,778          93,759              --            150,698
SELLING, GENERAL &
    ADMINISTRATIVE EXPENSE                --        50,629            --          58,586              --            109,215
PAYMENTS TO BENEFICIARY IN
    LIEU OF TAXES                        259            --            --              --              --                259
                                    --------     ---------     ---------        --------       ---------        -----------
(LOSS) INCOME FROM OPERATIONS           (259)       (1,468)        7,778          35,173              --             41,224
INTEREST EXPENSE                      67,271           171            --           5,164              --             72,606
INTERCOMPANY INTEREST ALLOCATION     (67,271)       47,767            --          19,504              --                 --
OTHER EXPENSE (INCOME)               (48,105)         (514)       16,800             597              --            (31,222)
                                    --------     ---------     ---------        --------       ---------        -----------
(LOSS) INCOME BEFORE TAXES            47,846       (48,892)       (9,022)          9,908              --               (160)
TAX (BENEFIT) PROVISION                   --         1,940            --           6,287              --              8,227
MINORITY INTEREST                         --            --            --             554              --                554
                                    --------     ---------     ---------        --------       ---------        -----------
NET (LOSS) INCOME BEFORE
    EXTRAORDINARY LOSS                47,846       (50,832)       (9,022)          3,067              --             (8,941)
EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT             5,569            --            --              --              --              5,569
                                    --------     ---------     ---------        --------       ---------        -----------
NET (LOSS) INCOME                   $ 42,277     $ (50,832)    $  (9,022)       $  3,067       $      --        $   (14,510)
                                    ========     =========     =========        ========       =========        ===========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999
(DOLLARS IN THOUSANDS)

                                                                 OTHER     GUARANTOR    NONGUARANTOR                    CONSOLIDATED
                                                  VENTURE       ISSUERS   SUBSIDIARIES  SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                  -------       -------   ------------  ------------     ------------       -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                  $  42,277     $(50,832)    $ (9,022)    $   3,067        $      --      $ (14,510)
     Adjustments to reconcile net income to
        net cash provided by (used in) operating
        activities:
        Depreciation and amortization                   --       49,824            4        26,168               --         75,996
        Unrealized loss on currency exchange            --         (411)      17,830            --               --         17,419
        Loss from the disposal of fixed
           assets                                       --           --           --           181               --            181
        Unrealized gain on investments             (40,501)          --           --            --               --        (40,501)
        Net extraordinary loss on early
           extinguishment  of debt                   5,569           --           --            --               --          5,569
        Change in accounts receivable                   --          419          (61)       52,646               --         53,004
        Change in inventories                           --        1,834           --        22,066               --         23,900
        Change in prepaid and other current
           assets                                       --      (13,834)          --         5,130               --         (8,704)
        Change in other assets                          --      (29,884)          --           169               --        (29,715)
        Change in investments in associated
           Company                                      --           --           --          (723)              --           (723)
        Change in accounts payable                      --        6,113         (489)        4,581               --         10,205
        Change in accrued expenses                     (97)       3,921         (516)      (16,953)              --        (13,645)
        Change in pension liabilities and
          other                                         --          736           --         3,763               --          4,499
        Change in deferred taxes                        --        2,371           --         3,465               --          5,836
                                                 ---------     --------     --------     ---------        ---------      ---------
        Net cash provided by (used in)
        operating Activities                         7,248      (29,743)       7,746       103,560               --         88,811


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of subsidiaries, net of cash
       acquired                                         --           --      (75,531)     (368,530)              --       (444,061)
     Capital expenditures                               --      (23,740)          --       (29,436)              --        (53,176)
     Net activity in investments in and
     advances to (from) subsidiaries and
       affiliates                                 (502,960)      84,078       67,785       351,097               --             --
     Proceeds from sale of fixed assets                 --           --           --           390               --            390
                                                 ---------     --------     --------     ---------        ---------      ---------
     Net cash used in investing activities        (502,960)      60,338       (7,746)      (46,479)              --       (496,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings under
     revolving credit facility                     (71,500)          --           --           (71)              --        (71,571)
     Debt issuance fees                                 --      (27,066)          --            --               --        (27,066)
     Net proceeds from issuance of debt            650,000           --           --            --               --        650,000
     Payment for early extinguishment of debt      (82,788)          --           --       (45,862)              --       (128,650)
     Principal payments on debt                         --       (3,532)          --        (2,327)              --         (5,859)
                                                 ---------     --------     --------     ---------        ---------      ---------
     Net cash (used in) provided by
       financing activities                        495,712      (30,598)          --       (48,260)              --        416,854

Effect of exchange rate changes on cash and
  cash Equivalents                                      --           --           --        (1,556)              --         (1,556)


               NET INCREASE IN CASH                     --           (3)          --         7,265               --          7,262

CASH AT BEGINNING OF PERIOD                      $      --     $     29     $     --     $     101          $    --      $     130
                                                 ---------     --------     --------     ---------        ---------      ---------
CASH AT END OF PERIOD                            $      --     $     26     $     --     $   7,366          $    --      $   7,392
                                                 =========     ========     ========     =========        =========      =========

1999 NOTES:

The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements for the years ended December 31, 2001 and 2000, of (a) Venture, the sole issuer of the 1999 Notes, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Venture and the guarantor subsidiaries with the nonguarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)


                                                         GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                               VENTURE  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                               -------  ------------  ------------  ------------      -----
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                 $     --    $  (4,797)    $   4,799     $      --     $         2
    Accounts receivable, net                        --      111,409       154,823            --         266,232
    Inventories                                     --       87,043       105,761            --         192,804
                                                    --       30,223        57,623            --          87,846
                                              --------    ---------     ---------     ---------     -----------
             Total current assets                   --      223,878       323,006            --         546,884

Property, Plant and Equipment, Net                  --      189,126       353,789            --         542,915
Intangible Assets, Net                              --       54,446        72,869            --         127,315
Other Assets                                     7,237       91,626        29,627            --         128,490
Deferred Tax Assets                                 --        6,861        63,666            --          70,527
Net Investment in and advances to (from)
  subsidiaries & affiliates                    945,317     (417,423)     (287,591)     (240,303)             --
                                              --------    ---------     ---------     ---------     -----------

Total Assets                                  $952,554    $ 148,514     $ 555,366     $(240,303)    $ 1,416,131
                                              ========    =========     =========     =========     ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                          $     --    $  45,960     $ 215,653     $      --     $   261,613
    Accrued interest                            12,619           --           329            --          12,948
    Accrued expenses                                --       11,490        88,503            --          99,993
     Current portion of long term debt          20,604           --        10,209            --          30,813
                                              --------    ---------     ---------     ---------     -----------
             Total current liabilities          33,223       57,450       314,694            --         405,367

Pension Liabilities & Other                         --        5,559        38,556            --          44,115
Deferred Tax Liabilities                            --       10,119        23,260            --          33,379
Long Term Debt                                 822,880          637        39,444            --         862,961
                                              --------    ---------     ---------     ---------     -----------
    Total liabilities                          856,103       73,765       415,954            --       1,345,822

Commitments and Contingencies                       --           --            --            --              --

Member's Equity:
    Member's equity                             96,451       74,905       142,372      (240,303)         73,425
    Accumulated other comprehensive (loss)
      minimum pension liability in excess
      of unrecognized prior service cost,
      net of tax                                    --         (156)           --            --            (156)
    Accumulated other comprehensive (loss)
      Cumulative translation adjustments            --           --        (2,960)           --          (2,960)
                                              --------    ---------     ---------     ---------     -----------

Member's Equity                                 96,451       74,749       139,412      (240,303)         70,309
                                              --------    ---------     ---------     ---------     -----------

Total Liabilities and Member's Equity         $952,554    $ 148,514     $ 555,366     $(240,303)    $ 1,416,131
                                              ========    =========     =========     =========     ===========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31,
2001
(DOLLARS IN THOUSANDS)

                                                    GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                        VENTURE    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS      TOTAL
                                        -------    ------------  ------------   ------------      -----
NET SALES                              $     --       568,253       1,339,074      (44,999)      1,862,328
COST OF PRODUCT SOLD                         --       497,467       1,180,661      (44,999)      1,633,129
                                       --------     ---------     -----------     --------     -----------
     GROSS PROFIT                            --        70,786         158,413           --         229,199
SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                    --        20,852          93,157           --         114,009
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                                1,422              --           --           1,422
      INCOME FROM OPERATIONS                           48,512          65,256                      113,768
INTEREST EXPENSE                         88,532          (953)         10,079           --          97,658
INTERCOMPANY INTEREST ALLOCATION        (83,378)       21,743          61,635           --              --
OTHER (INCOME) EXPENSE                   (5,188)      (22,606)         54,942           --          27,148
                                       --------     ---------     -----------     --------     -----------
        INCOME (LOSS) BEFORE TAXES           34        50,328         (61,400)          --         (11,038)
TAX PROVISION (BENEFIT)                      --         3,871         (16,938)          --         (13,067)
MINORITY INTEREST                            --            --             844           --             844
                                       --------     ---------     -----------     --------     -----------
NET INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                  34        46,457         (45,306)          --           1,185
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING  PRINCIPLE                    (182)           --              --           --            (182)
                                       --------     ---------     -----------     --------     -----------
        NET (LOSS) INCOME              $   (148)    $  46,457     $   (45,306)    $     --     $     1,003
                                       ========     =========     ===========     ========     ===========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)

                                                                             GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                                              VENTURE      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                              -------      ------------  ------------  ------------      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                       $   (148)        46,457        (45,306)      $    --      $  1,003
     Adjustments to reconcile net (loss) income
       to net
       Cash provided by (used in) operating activities:
         Depreciation and amortization                          5,155         39,394         48,503            --        93,052
         Deposit write down                                                   14,000                                     14,000
         Unrealized loss on currency exchange                  (3,041)       (27,186)        51,947            --        21,720
         Net gain on termination of derivatives                  (609)            --             --            --          (609)
         Loss from the disposal of fixed assets                    --             24            806            --           830
         Change in accounts receivable                             --         35,018         (8,177)           --        26,841
         Change in inventories                                     --        (18,578)        32,396            --        13,818
         Change in prepaid and other current                       --        (24,243)       (17,304)           --       (41,547)
           assets
         Change in other assets                                 5,155        (11,105)       (10,397)           --       (16,347)
         Change in accounts payable                                --        (23,110)        26,776            --         3,666
         Change in accrued expenses                            (2,675)         1,034        (21,027)           --       (22,668)
         Change in pension liabilities and other                   --            387         (7,031)           --        (6,644)
         Change in deferred taxes                                  --          2,931        (26,906)           --       (23,975)
                                                             --------       --------       --------       -------      --------
         Net cash provided by  operating                        3,837         35,023         24,280            --        63,140
           Activities                                                                                          --

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                          --        (26,237)       (50,921)           --       (77,158)
     Net activity in investments in and advances
       to (from) Subsidiaries and affiliates                   (9,110)       (44,880)        53,990            --            --
     Proceeds from sale of fixed assets                            --             --            314            --           314
     Proceeds from termination of derivatives                      --             --             --            --            --
                                                             --------       --------       --------       -------      --------
     Net cash used in investing activities                     (9,110)       (71,117)         3,383            --       (76,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings under revolving
       credit Facility                                         25,307           (920)                          --        24,387
     Principal payments on debt                               (17,920)                       (6,497)                    (24,417)
     Net proceeds from issuance of debt                                           55         16,764            --        16,819
                                                             --------       --------       --------       -------      --------
     Net cash provided by (used in)
       Financing activities                                     7,387           (865)        10,267            --        16,789

Effect of exchange rate changes on cash and cash
  Equivalents                                                  (2,114)        32,162        (34,072)           --        (4,024)

         NET (DECREASE) INCREASE IN CASH                           --         (4,797)         3,858            --          (939)

CASH AT BEGINNING OF PERIOD                                  $     --       $     --       $    941       $    --      $    941
                                                             --------       --------       --------       -------      --------
CASH AT END OF PERIOD                                        $              $ (4,797)      $  4,799       $    --      $      2
                                                             ========       ========       ========       =======      ========

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)

                                                                   GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                                    VENTURE      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS         TOTAL
                                                    -------      ------------    ------------    ------------         -----
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                  $      --       $      --       $     941       $      --       $       941
        Accounts receivable, net                          --         146,426         146,646              --           293,072
        Inventories                                       --          68,466         138,156              --           206,622
        Investments                                     (609)             --           1,098              --               489
        Prepaid and other current assets                  --           5,980          40,319              --            46,299
                                                   ---------       ---------       ---------       ---------       -----------
                 Total current assets                   (609)        220,872         327,160              --           547,423

Property, Plant and Equipment, Net                        --         190,555         362,483              --           553,038
Intangible Assets, Net                                    --          52,566          74,879              --           127,445
Other Assets                                          12,392         113,284          21,581              --           147,257
Deferred Tax Assets                                       --          11,864          39,276              --            51,140
Net Investment in and advances to (from)
  subsidiaries & affiliates                          936,207        (462,303)       (233,601)       (240,303)               --
                                                   ---------       ---------       ---------       ---------       -----------
Total Assets                                       $ 947,990       $ 126,838       $ 591,778       $(240,303)      $ 1,426,303
                                                   =========       =========       =========       =========       ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
        Accounts payable                           $      --       $  69,069       $ 188,878       $      --       $   257,947
        Accrued interest                              15,294              --             188              --            15,482
        Accrued expenses                                  --          10,457         109,671              --           120,128
        Current portion of long term debt             17,908              --           6,497              --            24,405
                                                   ---------       ---------       ---------       ---------       -----------
                 Total current liabilities            33,202          79,526         305,234              --           417,962

Pension Liabilities & Other                               --           5,172          45,587              --            50,759
Deferred Tax Liabilities                                  --          12,191          25,776              --            37,967
Long Term Debt                                       818,189           1,500          32,889              --           852,578
                                                   ---------       ---------       ---------       ---------       -----------
        Total liabilities                            851,391          98,389         409,486              --         1,359,266

Commitments and Contingencies                             --              --              --              --                --

Member's Equity:
        Member's equity                               96,599          28,449         187,677        (240,303)           72,422
        Accumulated other comprehensive loss-
          cumulative translation adjustments              --              --          (5,385)             --            (5,385)
                                                   ---------       ---------       ---------       ---------       -----------

Member's Equity                                       96,599          28,449         182,292        (240,303)           67,037
                                                   ---------       ---------       ---------       ---------       -----------

Total Liabilities and Member's Equity              $ 947,990       $ 126,838       $ 591,778       $(240,303)      $ 1,426,303
                                                   =========       =========       =========       =========       ===========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31,
2000
(DOLLARS IN THOUSANDS)

                                                        GUARANTOR     NONGUARANTOR                      CONSOLIDATED
                                         VENTURE      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS         TOTAL
                                         -------      ------------    ------------     ------------         -----
NET SALES                                $     --       $ 578,354       $ 1,255,060       $ (3,449)      $ 1,829,965
COST OF PRODUCT SOLD                           --         521,449         1,084,326         (3,449)        1,602,326
                                         --------       ---------       -----------       --------       -----------
     GROSS PROFIT                              --          56,905           170,734             --           227,639
SELLING, GENERAL & ADMINISTRATIVE
 EXPENSE                                       --          34,701            95,743             --           130,444
PAYMENTS TO  BENEFICIARY IN LIEU OF
   TAXES                                    1,165              --                --             --             1,165
                                         --------       ---------       -----------       --------       -----------
      (LOSS) INCOME FROM OPERATIONS        (1,165)         22,204            74,991             --            96,030
INTEREST EXPENSE                           92,608             139             9,766             --           102,513
INTERCOMPANY INTEREST ALLOCATION          (90,151)         24,792            65,359             --                --
OTHER (INCOME) EXPENSE                    (57,944)        (13,654)           41,916         24,000            (5,682)
                                         --------       ---------       -----------       --------       -----------
       INCOME (LOSS) BEFORE TAXES          54,322          10,927           (42,050)       (24,000)             (801)
TAX BENEFIT                                    --            (163)          (11,126)            --           (11,289)
MINORITY INTEREST                              --              --             1,406             --             1,406
                                         --------       ---------       -----------       --------       -----------
        NET INCOME (LOSS)                $ 54,322       $  11,090       $   (32,330)      $(24,000)      $     9,082
                                         ========       =========       ===========       ========       ===========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)

                                                                        GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                                         VENTURE      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                         -------      ------------   ------------   ------------       -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                  $  54,322       $ 11,090       $(32,330)      $(24,000)      $   9,082
     Adjustments to reconcile net income to net
       cash provided by (used in) operating
         activities:
         Depreciation and amortization                      2,457         43,390         45,230             --          91,077
         Unrealized (gain) loss on currency                    --         (9,536)        51,159             --          41,623
           exchange
         Net gain on termination of derivatives           (37,421)            --             --             --         (37,421)
         Loss from the disposal of fixed assets                --            (43)           607             --             564
         Change in accounts receivable                         --         42,490        (24,218)            --          18,272
         Change in inventories                                 --        (19,529)       (32,471)            --         (52,000)
         Change in prepaid and other current                   --         14,070         (6,509)            --           7,561
           assets
         Change in other assets                           (14,849)       (66,320)        36,489             --         (44,680)
         Change in accounts payable                            --         11,170         52,180             --          63,350
         Change in accrued expenses                         2,066         (7,302)        18,789             --          13,553
         Change in pension liabilities and other               --         (1,068)        (5,788)            --          (6,856)
         Change in deferred taxes                              --            (17)       (42,762)            --         (42,779)
                                                        ---------       --------       --------       --------       ---------
         Net cash  provided by (used in) operating
           Activities                                       6,575         18,395         60,376        (24,000)         61,346

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                      --        (25,441)       (60,277)            --         (85,718)
     Net activity in investments in and advances
       (from) to subsidiaries and affiliates              (62,753)        (1,466)        40,219         24,000              --
     Proceeds from sale of fixed assets                        --             --            661             --             661
     Proceeds from termination of derivatives              78,531             --             --             --          78,531
                                                        ---------       --------       --------       --------       ---------
     Net cash provided by (used in) investing              15,778        (26,907)       (19,397)        24,000          (6,526)
       activities

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving
       credit facility                                    112,447             --        (15,995)            --          96,452
     Principal payments on debt                          (134,800)          (982)        (9,745)            --        (145,527)
     Net proceeds from issuance of debt                        --             --          5,717             --           5,717
                                                        ---------       --------       --------       --------       ---------
     Net cash used in financing activities                (22,353)          (982)       (20,023)            --         (43,358)

Effect of exchange rate changes on cash and cash
  Equivalents                                                  --          9,468        (27,381)            --         (17,913)

         NET DECREASE IN CASH                                  --            (26)        (6,425)            --          (6,451)

CASH AT BEGINNING OF PERIOD                             $      --       $     26       $  7,366       $     --       $   7,392
                                                        ---------       --------       --------       --------       ---------
CASH AT END OF PERIOD                                   $      --       $     --       $    941       $     --       $     941
                                                        =========       ========       ========       ========       =========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31,
1999
(DOLLARS IN THOUSANDS)

                                                       GUARANTOR    NONGUARANTOR                   CONSOLIDATED
                                         VENTURE     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS         TOTAL
                                         -------     ------------   ------------  ------------         -----
NET SALES                               $     --       $ 756,810     $ 766,685      $(157,325)      $ 1,366,170
COST OF PRODUCT SOLD                          --         699,871       672,926       (157,325)        1,215,472
                                        --------       ---------     ---------      ---------       -----------
     GROSS PROFIT                             --          56,939        93,759             --           150,698
SELLING ,GENERAL & ADMINISTRATIVE
     EXPENSE                                  --          50,629        58,586             --           109,215
PAYMENTS TO BENEFICIARY IN LIEU OF
     TAXES                                   259              --            --             --               259
                                        --------       ---------     ---------      ---------       -----------
 (LOSS) INCOME FROM OPERATIONS              (259)          6,310        35,173             --            41,224
INTEREST EXPENSE                          67,271             171         5,164             --            72,606
INTERCOMPANY INTEREST ALLOCATION         (67,271)         47,767        19,504             --                --
OTHER EXPENSE (INCOME)                   (48,105)         16,286           597             --           (31,222)
                                        --------       ---------     ---------      ---------       -----------
(LOSS) INCOME BEFORE TAXES                47,846         (57,914)        9,908             --              (160)
TAX  (BENEFIT) PROVISION                      --           1,940         6,287             --             8,227
MINORITY INTEREST                             --              --           554             --               554
                                        --------       ---------     ---------      ---------       -----------
NET (LOSS) INCOME BEFORE
      EXTRAORDINARY LOSS                  47,846         (59,854)        3,067             --            (8,941)
EXTRAORDINARY LOSS ON EARLY
      EXTINGUISHMENT OF DEBT               5,569              --            --             --             5,569
                                        --------       ---------     ---------      ---------       -----------
 NET (LOSS) INCOME                      $ 42,277       $ (59,854)    $   3,067      $      --       $   (14,510)
                                        ========       =========     =========      =========       ===========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999

(DOLLARS IN THOUSANDS)

                                                                       GUARANTOR      NONGUARANTOR                 CONSOLIDATED
                                                         VENTURE      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                         -------      ------------    ------------   ------------      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                       $  42,277       $ (59,854)      $   3,067       $    --      $ (14,510)
       Adjustments to reconcile net income to net
         cash provided by (used in) operating
         activities:
           Depreciation and amortization                       --          49,828          26,168            --         75,996
           Unrealized loss on currency exchange                --          17,419              --            --         17,419
           Loss from the disposal of fixed assets              --              --             181            --            181
           Unrealized gain on investments                 (40,501)             --              --            --        (40,501)
           Net extraordinary loss on early
           extinguishment of debt                           5,569              --              --            --          5,569
           Change in accounts receivable                       --             358          52,646            --         53,004
           Change in inventories                               --           1,834          22,066            --         23,900
           Change in prepaid and other current
             assets                                            --         (13,834)          5,130            --         (8,704)
           Change in other assets                              --         (29,884)            169            --        (29,715)
           Change in investments in associated                 --              --            (723)           --           (723)
             company
           Change in accounts payable                          --           5,624           4,581            --         10,205
           Change in accrued expenses                         (97)          3.405         (16,953)           --        (13,645)
           Change in pension liabilities and other             --             736           3,763            --          4,499
           Change in deferred taxes                            --           2,371           3,465            --          5,836
                                                        ---------       ---------       ---------       -------      ---------
           Net cash provided by (used in)
           operating Activities                             7,248         (21,997)        103,560            --         88,811


CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of subsidiaries, net of cash
         acquired                                              --         (75,531)       (368,530)           --       (444,061)
       Capital expenditures                                    --         (23,740)        (29,436)           --        (53,176)
       Net activity in investments in and advances
         to (from) subsidiaries and affiliates           (502,960)        151,863         351,097            --             --
       Proceeds from sale of fixed assets                      --              --             390            --            390
                                                        ---------       ---------       ---------       -------      ---------
       Net cash used in investing activities             (502,960)         52,592         (46,479)           --       (496,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (repayments) borrowings under revolving
         credit facility                                  (71,500)             --             (71)           --        (71,571)
       Debt issuance fees                                      --         (27,066)             --            --        (27,066)
       Net proceeds from issuance of debt                 650,000              --              --            --        650,000
       Payment for early extinguishment of debt           (82,788)             --         (45,862)           --       (128,650)
       Principal payments on debt                              --          (3,532)         (2,327)           --         (5,859)
                                                        ---------       ---------       ---------       -------      ---------
       Net cash (used in) provided by
         financing activities                             495,712         (30,598)        (48,260)           --        416,854

Effect of exchange rate changes on cash and cash
  Equivalents                                                  --              --          (1,556)           --         (1,556)

                    NET INCREASE IN CASH                       --              (3)          7,265            --          7,262

CASH AT BEGINNING OF PERIOD                             $      --       $      29       $     101       $    --      $     130
                                                        ---------       ---------       ---------       -------      ---------
CASH AT END OF PERIOD                                   $      --       $      26       $   7,366       $    --      $   7,392
                                                        =========       =========       =========       =======      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following individuals are the Executive Officers of the Company, having the operational titles set forth opposite their names. Venture Holdings Trust is the sole member of Venture Holdings Company LLC. Larry J. Winget is the sole manager of the Venture Holdings Company LLC and exercises the management powers of Venture Holdings Company LLC. Messrs. Winget, Schutz and Torakis serve as the directors of each Subsidiary, other than Venture Canada. Mr. Winget and Stephen M. Cheifetz serve as the directors of Venture Canada. Mr. Butler is a director of Venture Holdings Corporation only.

      NAME               AGE                        POSITION
---------------------    ---   --------------------------------------------------
Larry J. Winget           59   Chairman and Chief Executive Officer
Larry J. Winget, Jr.      41   Chairman of Peguform GmbH and Executive Vice
                               President
A. James Schutz           56   Vice Chairman
Fred L. Hubacker          57   Vice Chairman
Michael G. Torakis        45   President and Chief Operating Officer of Venture
                               Holdings Company LLC and Peguform GmbH
Michael D. Alexander      53   Chief Financial Officer, Vice President
James E. Butler, Jr.      48   Executive Vice President - Legal, Secretary
                               and Treasurer
Gary Woodall              59   President - North American Manufacturing
Patricia A. Stephens      54   Executive Vice President - Purchasing
Joseph R. Tignanelli      40   Executive Vice President - Interior Operations
Warren Brown              58   Vice President - Exterior and Composite Operations
Thomas Gougherty          46   Chief Financial Officer - European Operations

     Larry J. Winget was one of the five original founders and shareholders of Venture Industries Corporation and is the only one still involved with us. Since 1987 he has owned 100% of Venture and is currently the sole beneficiary of Venture Holdings Trust, which is the sole member of Venture.

     Larry J. Winget, Jr., Larry J. Winget's son, has been employed by us continuously in various positions since 1976. Mr. Winget was named Executive Vice President in 1995 and on May 28, 1999, he became Chairman of Peguform.

     A. James Schutz assumed the position of Vice Chairman in October 1997 and had been Vice President since 1987. He has been in the injection molding business for 25 years.

     Fred L. Hubacker joined Venture in January 2001 as Vice Chairman responsible for business development worldwide including all joint ventures and all financial activities. He previously served as President and CEO of New Venture Gear, Inc from 1995 to December 2000.

     Michael G. Torakis joined us in 1985 and has been President since 1995. On May 28, 1999, Mr. Torakis became President of Peguform.

     Michael D. Alexander joined Venture in March 2001 as Chief Financial Officer. He previously served as Chief Financial Officer of New Venture Gear from 1999 until joining Venture. Prior to New Venture Gear, Mr. Alexander was Chief Financial Officer of American Axle and Manufacturing from 1993 to 1999.

     James E. Butler became Executive Vice President - Legal in April of 2001 and has been Secretary and Treasurer since 1995. Mr. Butler served as Executive Vice President - Finance from 1995 to 1999 and Chief Financial Officer from 1999 to 2001.

     Gary Woodall joined us on April 1, 1999 as Vice President of Interior Operations and General Motors Customer Executive. Late in 1999 Gary assumed the role of President of North American Manufacturing. Mr. Woodall had previously been employed by General Motors Corporation for over 35 years. Mr. Woodall's last position with General Motors was as General Director of Products, Manufacturing and Process Engineering. Prior to holding that position, Mr. Woodall served as General Director of Operations, and was responsible for General Motors' North American interior automotive component manufacturing.

     Patricia A. Stephens joined us in 1993 and has held positions involving program management, contract administration and purchasing. She has been Executive Vice President - Purchasing since 1997

     Joseph R. Tignanelli, Larry J. Winget's son-in-law, has been employed by us continuously in several positions since 1980. From 1995 until he assumed his current position in December 1997 he was Executive Vice President - Customer Service Operations.

     Warren Brown joined us in 1993 as Vice President -- Mergers and Acquisitions and assumed his current position in 1999.

     Thomas Gougherty joined us in his current position in December 1999. From 1977 to 1999, Mr. Gougherty held a variety of Finance and Information Technology positions with Ford Motor Company.

     Stephen M. Cheifetz, 45, is a partner of Corrent and Macri and has served as partner of that firm since 1999. Prior to joining his current firm, he was a partner with Wilson, Walker, Hochberg, Slopen, a Windsor, Ontario law firm, and served as a partner of that firm for over five years.

ITEM 11. EXECUTIVE COMPENSATION

     The following Summary Compensation Tables sets forth compensation paid for the years ended December 31, 2001, 2000 and 1999, respectively, to those persons who were, at such date, the chief executive officer of Venture and the other four most highly compensated executive officers.

                         SUMMARY COMPENSATION TABLE (1)

                                                                         OTHER ANNUAL        ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR   SALARY ($) (2)   BONUS ($)  COMPENSATION (3)   COMPENSATION (4)
---------------------------          ----   --------------   ---------  ----------------   ----------------
Larry J. Winget                      2001      $509,025      $     --      $1,443,149         $ 96,250
    Chairman and                     2000       512,650            --       1,182,141          152,140
    Chief Executive Officer          1999       528,618       500,000         262,779          504,400

Michael G. Torakis                   2001      $664,765      $     --      $       --         $  5,400
    President                        2000       677,980            --              --            5,400
                                     1999       340,164       187,500              --            5,100

Larry J. Winget, Jr                  2001      $432,283      $     --      $       --         $  4,200
    Executive Vice President         2000       484,719            --              --            4,275
                                     1999       281,165       250,000              --            5,100

Fred Hubacker                        2001      $750,584      $     --      $       --         $  5,400
    Vice Chairman                    2000            --            --              --               --
                                     1999            --            --              --               --

Gary Woodall                         2001      $390,805      $     --      $       --         $  5,400
    President of North American      2000       365,618        40,000              --            5,400
    Manufacturing                    1999       199,545            --              --            4,200

     (1) The compensation described in this table does not include benefits under group plans which do not discriminate in scope, terms or operation in favor of the officers listed and that are generally available to all salaried employees, and certain perquisites and personal benefits received by the officers listed, where these perquisites do not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

     (2) Includes salary reductions made under Venture's 401(k) Plan and Venture's Cafeteria Benefit Plan.

     (3) The amount indicated for Mr. Winget represents compensation in lieu of a distribution of Trust principal, equal to taxes incurred by the beneficiary as a result of activities of Venture Holdings Trust's subsidiaries which have elected "S" corporation status under the Internal Revenue Code or are limited liability companies (taxed as partnerships).

     (4) "All Other Compensation" is comprised of: (1) a contribution made by us to the accounts of each of the officers listed under Venture's 401(k) Plan;
     (2) the incremental cost to us of additional premiums for term life insurance benefits for the officers listed which are not generally available to the other salaried employees of Venture, and (3) for Mr. Winget, the portion of the premium paid by us under a reverse split dollar life insurance policy attributable to the build-up of the cash surrender value of the policy, which aggregated $2,409,595, $2,318,745 and $2,172,005 at December 31, 2001, 2000 and 1999, respectively, and is owned by Mr. Winget. We are the beneficiary of the term insurance portion of the reverse split dollar policy, of which we pay all premiums due under the policy and are entitled to receive a $20.0 million benefit in the event of Mr. Winget's death. Mr. Winget has the right to designate the distribution of the cash surrender value and may, prior to his death, surrender the policy in cancellation thereof and receive the benefit of the cash surrender value.

     See the table below for complete details concerning all other compensation.

                          TERM LIFE    REVERSE SPLIT
NAME AND YEAR    401(K)   INSURANCE    DOLLAR POLICY    TOTAL
-------------    ------   ---------    -------------    -----
     Winget
       2001      $5,100      $300        $ 90,850      $ 96,250
       2000       5,100       300         146,740       152,140
       1999       4,800       300         499,300       504,400

    Torakis
       2001      $5,100      $300        $     --      $  5,400
       2000       5,100       300              --         5,400
       1999       4,800       300              --         5,100

Winget, Jr.
       2001      $3,900      $300        $     --      $  4,200
       2000       3,975       300              --         4,275
       1999       4,800       300              --         5,100

   Hubacker
       2001      $5,100      $300        $     --      $  5,400
       2000          --        --              --            --
       1999          --        --              --            --

    Woodall
       2001      $5,100      $300        $     --      $  5,400
       2000       5,100       300              --         5,400
       1999       3,900       300              --         4,200


COMPENSATION OF DIRECTORS

     Mr. Winget serves as the Special Advisor to Venture, Messrs. Winget, Schutz and Torakis serve as the directors of each guarantor of the Notes, and Mr. Butler serves as director of Venture Holdings Corporation. None receive any additional compensation or fees for their service in these capacities. Mr. Cheifetz does not receive compensation for acting as a director of Venture Canada; however, the law firm of which he is a partner acts as counsel to Venture Canada.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     All of the compensation for each of the officers listed in the Summary Compensation Table above for the year ended December 31, 2001 was paid by Experience Management LLC. Messrs. Winget and Torakis, in their capacities as directors, participated in the deliberations concerning executive compensation. In addition, some of the officers listed in the Summary Compensation Table above have engaged in certain transactions with Venture. See "Item 13. Certain Relationships and Related Transactions."

OPTIONS

     None of the officers listed in the Summary Compensation Table above hold any options to acquire any interest in Venture or to acquire stock of the subsidiaries of Venture or were granted any such options in the 2001 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Venture owns, directly or indirectly, all of the outstanding capital stock of, or equity interests in, its subsidiaries, except for its 70%-owned Mexican, 50% owned French and 50%-owned Spanish joint ventures. Venture Holdings Trust is the sole member of Venture, and Mr. Winget is the sole beneficiary of Venture Holdings Trust. Mr. Winget's address is c/o Venture Holdings Company LLC, 33662 James J. Pompo Drive, Fraser, Michigan 48026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In addition to making distributions to Mr. Winget and also compensating him in his capacity as an Executive Officer of Venture, Venture has maintained business relationships and engaged in certain transactions with Mr. Winget and certain companies owned or controlled by him (each an "affiliate" and collectively, the "affiliates") as described below. Since Mr. Winget is the sole beneficiary of Venture Holdings Trust, which is the sole member of Venture the terms of these transactions are not the result of arms'-length bargaining; however, we believe that these transactions are on terms no less favorable to us than would be obtained if these transactions or arrangements were arms'-length transactions with non-affiliated persons.

     Pursuant to the indentures governing the 11% Senior Notes due 2007 and 12% Senior Subordinated Notes due 2009 issued in 1999 and the indenture governing the 1997 senior notes, Venture, each issuer of the 1997 senior notes and each guarantor of each of the 1997 senior notes and the 1999 notes is required to maintain a Fairness Committee, at least one of whose members is independent, which approves the terms and conditions of certain transactions between Venture and our affiliates and participates in decisions concerning whether certain corporate opportunities will be pursued by us. All transaction described below which management determined required review and approval by the Fairness Committee have been so reviewed and approved. The indentures also contain restrictions on distributions to Mr. Winget and other restrictions on transactions with affiliates, including the Corporate Opportunity Agreement. The Corporate Opportunity Agreements require Mr. Winget to offer to us certain corporate opportunities which relate to our business before he may pursue these opportunities outside Venture.


FACILITIES AND EQUIPMENT

     We lease, or have arranged for the usage of, certain facilities, machinery and equipment that are owned by affiliates, as set forth below. We believe that the lease and usage agreements are based on the fair market value of the facilities, machinery and equipment at the inception or renewals of the agreements. Venture has made significant capital improvements to these properties. Venture has accounted for these improvements as leasehold improvements. At the conclusion of the applicable lease or usage agreement, the benefits of these improvements inure to the benefit of the lessor.

     Venture Real Estate, Inc., a corporation wholly owned by Mr. Winget's living trust since 1988, leases three buildings to us in our Malyn Complex, Almont II Facility and our Commerce Mold Shop. We paid Venture Real Estate, Inc. approximately $0.5 million for the year ending December 31, 2001.

     Harper Properties of Clinton Township Limited Partnership leases its Harper facility to us. Realven Corporation also leases the machinery and equipment located at the Harper facility to us on a month-to-month basis. Harper Properties is a limited partnership in which the living trusts of Mr. Winget and his wife, Alicia, and an affiliated company are the general partners and Mr. Winget, members of his family, A. James Schutz, an Executive Officer of Venture, and Michael G. Torakis, an Executive Officer of Venture, are the limited partners. Realven is a corporation wholly owned by Mr. Winget and his wife, Alicia. The Harper lease provides for semi-annual lease payments. Harper Properties and Realven have the right to require us to enter into negotiations regarding an increase in the lease payments under the Harper lease and the Realven lease, so that lease payments under these leases will reflect all expenses to Harper Properties, Realven and their owners. Venture has made several improvements to the Harper facility and the machinery and equipment leased from Realven, and has accounted for them as leasehold improvements. At the termination of the Harper and Realven leases, Harper Properties and Realven, respectively, will retain the value, if any, of the leasehold improvements. Venture paid Harper Properties $2.0 million for the year ending December 31, 2001 under the Harper lease. Venture paid Realven $0.7 million for the year ending December 31, 2001 under the Realven lease.

     Mr. Winget, and/or a company he controls, Venture Heavy Machinery Limited Liability Company, has since 1996 allowed Venture to use molding machines pursuant to the terms of usage agreements. Venture paid Venture Heavy Machinery Limited Liability Company $5.2 million for the year ending December 31, 2001 under the usage agreements.

     Venture Real Estate Acquisition Company and Venture Equipment Acquisition Company, each wholly owned by Mr. Winget's living trust, acquired a 176,000 square foot injection molding facility and the machinery and equipment located in the facility, including 35 molding machines, on February 4, 1994. Venture entered into usage agreements for this facility, the Masonic facility, and the machinery and equipment, the terms of which were initially reviewed and approved by the Fairness Committee. During 2001 Venture paid $1.0 million to Venture Real Estate Acquisition Company and Venture Equipment Acquisition Company pursuant to these agreements.

     Venture Automotive Corp., a corporation wholly owned by Mr. Winget, leases a warehouse building to us for our Grand Blanc facility. We pay rent and operating expenses for this facility. Rent paid to Venture Automotive Corp for the period ending December 31, 2001 was $2.0 million.

     As further discussed in "Item 13. Certain Relationships and Related Transactions -- Business Relationships," we have prepaid one year's rentals and usage fees of approximately $9.3 million to the affiliates identified below pursuant to an agreement entered into by us and certain of our affiliates in the fourth quarter of 2001. The actual prepayments were $0.4 million to Venture Real Estate, $0.7 million to Realven, $4.9 million to Venture Heavy Machinery LLC, $2.0 million to Venture Automotive Corp and, in the aggregate, $1.3 million to Venture Real Estate Acquisition and Venture Equipment Acquisition. No cash was exchanged relative to these prepayments, but was accomplished through a set off of the related party receivables.


BUSINESS RELATIONSHIPS

     We maintain ongoing business relationships with affiliates, as set forth below:

     Nova Corporation is a corporation in which Windall Industries, a corporation wholly owned by Mr. Winget and Mr. A. James Schutz, an Executive Officer of Venture. Nova supplies us with certain small parts or components of large assemblies that are sold to our customers. Venture paid Nova $1.7 million for the year ending December 31, 2001. In connection with this relationship, Venture has provided Nova with various raw materials at cost and received commission income, for which Nova paid Venture $0.1 million for the year ending December 31, 2001. Nova sells products to other customers besides us, and has and will compete with us for certain contracts. Venture paid Windall Industries usage fees of $0.1 million for the year ending December 31, 2001.

     Venture Sales and Engineering (VS&E) and Venture Foreign Sales Corporation, Corporations wholly owned by Mr. Winget, serve as our sales and management representative. Currently, VS&E generates the majority of its sales and management fees from us and generates minimal sales and management fees from third parties. We pay VS&E a sales management fee of 3% on all North American production sales. Venture Sales has conducted sales and marketing activities around the world for us and has been advanced certain funds in order to carry on that work on our behalf. Venture Foreign Sales Corporation ceased operations in 2001 due to tax law changes. Venture paid VS&E, $7.1 million for the year ending December 31, 2001. During 2000, we amended these agreements to allow us flexibility to reduce this expense. In the fourth quarter of 2001, this was done again in the amount of $4.6 million as an inducement to have us reduce our quoted prices for a future OEM program that we were bidding on. As part of this transaction and as additional consideration, VS&E and other entities owned or controlled by the sole beneficiary of the Trust required that we also agree to prepay one year's management fee, and rental and usage fees. No cash was exchanged as a result of this portion of the transaction all parties agreed to a set off of the respective related party receivable balances. The total offset was approximately $23.9 million, ($14.6 million management fee and $9.3 million rentals and usage fees). These annual prepayments will continue until 2006. This transaction was presented to and approved by the Fairness Committee. At the end of 2001, VS&E was obligated to us in the amount of $14.0 million (after the applicable set off) and $25.5 million as of December 31, 2001 and 2000 respectively, of which $6.6 million at December 31, 2001 and $15.5 million at December 31, 2000 were classified as long term and included in other assets.

     During 1999, we entered into an agreement to purchase vehicles from Shelby American, Inc. ("Shelby"), an entity in which the sole beneficiary of the Trust has a 75% ownership interest. We made deposits of approximately $26 million ($13 million for each of the years ended December 31, 2000 and 1999) on these vehicles. These deposits are recorded as other assets in the Company's December 31, 2001 and 2000 consolidated balance sheets. Our expectation was to receive repayment of the deposits from the proceeds of the sale of the vehicles to third parties. As of April 1, 2002, we have not recovered any of the deposits. Sales results to date have proven more difficult to achieve than had been anticipated due to quality, marketing, pricing, environmental and overall management issues which have resulted in operating losses for Shelby over the past few years. Based upon past sales performance and in consultation independent third party appraisers, we have recorded an impairment charge of the deposit in the fourth quarter of 2001, in the amount of $14 million. This impairment charge was determined based upon an estimate of future cash flows expected to result from the sale of vehicles and a discount from appraised liquidation value of the Shelby assets. At the time of the original deposits to Shelby, we entered into a security agreement and obtained a security interest in all of the assets of Shelby. We believe we have a perfected security interest in Shelby's assets that could be foreclosed on as a means of recovery, in the event that the proceeds from the sales of the vehicles do not provide full recovery of the deposit or other events dictate taking such action. Presently, we do not believe that foreclosure is in our best interest. We are continuing to monitor this situation and may take such action in the future. As of December 31, 2001, we have approximately $1.4 million of tooling capitalized for tools and fixtures used in the production of the vehicle parts. During 1999, we sold certain parts to Shelby for use in the manufacturing of these vehicles and performed engineering services totaling $3.8 million.

     We contract with Deluxe Pattern Corporation ("Deluxe"), an entity wholly owned by Mr. Winget, to provide us with design, tooling, prototype, and fixture work. Currently, Deluxe generates the majority of its revenue from us and generates minimal revenue from third parties. During the year ended December 31, 2001, we were charged $75.5 million, under this arrangement. Deluxe is paid in accordance with agreed upon contract terms that require progress payments at various stages of work. Initial payment terms can range from 30% to 90% based upon program timing, pricing and agreement between the parties. In accordance with these terms at December 31, 2001, we made progress payments to Deluxe of $70.2 million, of which $29.5 million, in 2001, was settled through a set off of the related party receivable. At December 31, 2001, $47.4 million of these progress payments remain in tools and mold inventory as the tools are not yet complete. For the years ended December 31, 2001, $34.4 million of these progress payments were expensed as part of costs of products sold when tooling was completed and sold to outside third parties.

     Deluxe also buys services from us, principally labor and materials, however, these services were significantly reduced in 2001 and will be reduced in the future. During the year ended December 31, 2001, Deluxe made purchases in the amount of $1.0 million. The net effect of these transactions was a receivable balance from Deluxe of $15.1 million at December 31, 2001, of which $11.1 million is recorded as a long term receivable in other assets as of December 31, 2001.

     We contracted with M&M Flow Through Systems, LLC ("M&M"), an entity owned by Mr. Winget's son, in 1999 to dispose of scrap parts that have previously been rejected by the automotive original equipment manufacturers and to assist in reclaiming defective product. We paid M&M $2.6 million during 2001 for these services.

     We entered into a contract with Supercart Holdings Pty., Ltd. (Supercart), a company in which the sole beneficiary of the Trust has a minority interest, to design, produce and sell shopping carts to Supercart. An affiliate of ours has produced and sold these shopping carts in South Africa for a number of years. During 2001, the Company designed and built tooling for Supercart. These costs will be recovered through the piece price of the shopping carts sold. Supercart has agreed to unconditionally reimburse us for the tooling costs that are not collected through the piece price. For the year ended December 31, 2001, we had sales of $0.4 million. At December 31, 2001, Supercart owed us $69 thousand and had unamortized tooling of $0.8 million.

     As part of our efforts to meet OEM minority development initiatives, we have an arrangement with Universal Venture Automotive (UVA), a company in which the sole beneficiary of the Trust has a 49% interest, in which UVA will provide certain plastic manufacturing and sub assembly operations to us. In addition, UVA buys certain raw materials from us as needed in their manufacturing operations. For the year ended December 31, 2001, we had raw material sales of $1.5 million to UVA. In addition, UVA has sold certain products to us in the amount of $1.2 million for the year ended December 31, 2001. At December 31, 2001 the Company owed UVA the net amount of $98,000.

MANAGEMENT SERVICES

     Venture Asia Pacific Pty. Ltd., a corporation wholly owned by Mr. Winget, reimburses Venture for expenditures made on its behalf in connection with management and sales services. In addition, we made advances to VAP and performed tooling build and design work for VAP. As a result of the transactions, VAP owes the Company $15.0 million at December 31, 2001, of which $14.0 million was classified as long-term receivables.

     Pompo Insurance & Indemnity Company Ltd., a Barbados corporation indirectly wholly owned by Mr. Winget, was incorporated in 1992 under the Barbados Exempt Insurance Act. We purchase insurance from Pompo Insurance to cover certain medical claims by our employees and certain workers compensation claims. Venture has accounted for this arrangement using the deposit method wherein the full amount of the estimated liability for these claims is recorded in other liabilities and the premiums paid to Pompo are recorded in other assets until such time that the claims are settled. We remain primarily liable for any amounts in excess of insurance coverage or any amounts not paid by Pompo Insurance under these coverages. If a liability is settled for less than the amount of the premium paid to Pompo, a portion of the excess is available as a premium credit on future insurance. In 2001, Venture paid Pompo Insurance $1.6 million in premiums and utilized premium credits of $1.0 million.


OTHER

     From time to time, we pay certain expenses on behalf of Mr. Winget which he is obligated to repay to us. These amounts payable by Mr. Winget do not bear interest and are payable on demand. Mr. Winget was not indebted to us at December 31, 2001 for these activities. In addition, from time to time we make certain employees available to Mr. Winget for purposes of performing services for other companies owned by and controlled by Mr. Winget.

     Mr. Winget and his wife, Alicia, own the Acropolis Resort, which consists of several separate units and a lodge in a resort community north of Detroit. We lease this facility from Mr. Winget primarily for use by our employees, who are permitted to use the facility on an availability basis. Our lease obligation to Mr. Winget is based upon the actual use of the facility by our employees, provided that we are required to pay for the use of 500 room nights per calendar year, approximately $25,000, whether or not these rooms are rented. Venture paid Mr. Winget $114,000 in the year ending December 31, 2001 under this arrangement.

     Farm and Country Real Estate Company, a corporation wholly owned by Mr. Winget, leases to us approximately 84 acres of undeveloped land adjacent to our Grand Blanc facility on a month-to-month basis. This lease provides for monthly rental payments. Rent paid in 2001 was $0.2 million.

     Mr. Winget and Patent Holdings, Inc., a corporation wholly owned by Mr. Winget, have granted to us non-exclusive, royalty free licenses to certain patents which have been issued under applications filed by Mr. Winget, as assignee. Mr. Winget and the affiliated companies also generally permit us to utilize proprietary technologies or processes, which are developed by Deluxe and the affiliated companies. The licenses are perpetual, but provide that the licensor may negotiate a reasonable royalty in the event that Mr. Winget or an Excluded Person, as defined in the indenture relating to the 1997 senior notes, no longer owns at least 80% of the beneficial interest of Venture Holdings Company LLC.

     On July 1, 1996, Venture Industries Corporation and its affiliated companies, not including Venture Holdings Company LLC or Venture Canada, along with VIC Management, LLC, a limited liability company wholly owned, directly or indirectly, by Mr. Winget, entered into an agreement guaranteeing up to $3.5 million of the obligations of Atlantic Automotive Components, LLC to RIC Management Corp. This guarantee is one of a series of transactions whereby VIC Management acquired RIC Management's minority interest in Atlantic Automotive. Deluxe agreed to fully indemnify the Venture entities for all amounts paid under the guarantee.

     In 1999, we acquired a number of corporate and non-resident golf memberships for certain of our employees in a golf club wholly owned by companies Mr. Winget controls. The aggregate initial fee for these memberships was approximately $1.5 million. The initial fees are refundable upon termination, over various periods. We reimburse annual dues of approximately $0.3 million for these memberships to certain of our employees. We do not pay dues for these employees in other clubs to which they may belong.

     During 1999 we advanced approximately $5.5 million to Venture Africa, an entity wholly owned by Mr. Winget, for the construction and refurbishment of a paint line. This amount was repaid in 2001. In 2000, we began selling raw materials to Venture Africa. The sales agreement included established repayment terms. In 2001, we sold raw materials to Venture Africa amounting to $33.1 million. At December 31, 2001, the account receivable due to these transactions was $12.3 million, all of which has been classified as short-term.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

         1. Financial Statements. Financial Statements filed as part of this Form 10-K are under Part II, Item 8.

         2. Financial Statement Schedules. Valuation and qualifying accounts for the years ended December 31, 2001, 2000 and 1999.

         3. Exhibits. A list of the exhibits required to be filed as part of this Form 10-K is included under the heading "Exhibit Index" in this Form 10-K and incorporated herein by reference.

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VENTURE HOLDINGS COMPANY LLC,

Date: April 15, 2002                By: /s/ LARRY J. WINGET
                                        -------------------------
                                    LARRY J. WINGET, Chairman

                                    VEMCO, INC., VENTURE INDUSTRIES CORPORATION,
                                    VENTURE MOLD & ENGINEERING CORPORATION,
                                    VENTURE LEASING COMPANY, VEMCO LEASING,
                                    INC., VENTURE SERVICE COMPANY, VENTURE
                                    HOLDINGS CORPORATION, EXPERIENCE MANAGEMENT
                                    LLC, VENTURE EUROPE, INC., VENTURE EU
                                    CORPORATION

Date: April 15, 2002                By: /s/ MICHAEL G. TORAKIS
                                        -------------------------
                                    MICHAEL G. TORAKIS, President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of each registrant in the capacities indicated on April 15, 2002.

          SIGNATURES                                           TITLE
       /s/ Larry J. Winget                  Chairman and Principal Executive Officer and
    ----------------------                  Special Advisor to Venture, and Director of each
       Larry J. Winget                      other registrant


      /s/ Michael G. Torakis                President and Principal Executive Officer and
    ------------------------                Director of each  registrant other than Venture
      Michael G. Torakis


       /s/ A. James Schutz                  Director of each registrant other than Venture
    ----------------------
        A. James Schutz

     /s/ James E. Butler, Jr.               Director of Venture Holdings Corporation
    -------------------------
     James E. Butler, Jr.


     /s/ Michael D. Alexander               Principal Financial Officer and Principal
    -------------------------               Accounting Officer of each registrant
     Michael D. Alexander

INDEX TO EXHIBITS

       2.1 Share Purchase and Transfer Agreement between Klockner Mercator Maschinenbau GmbH, on the one hand, and Venture Beteiligungs GmbH and Venture Holdings Trust, on the other hand, dated March 8, 1999, filed as Exhibit 2.1 to the Issuer's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-34475) and Incorporated herein by reference. Schedules to the Agreement, listed on the last two pages of the Agreement, were not filed, but will be provided to the Commission supplementary upon request.

       2.2 Share Purchase and Transfer Agreement among Neptuno Verwaltungs-und-Treuhand-Gesellschaft mbH, and Venture Verwaltungs GmbH and Venture Holdings Trust, dated March 8, 1999, filed as
                                   Exhibit 2.2 to Venture's Current Report on
                                   Form 8-K on June 11, 1999 (File No.
                                   333-34475) and incorporated herein by
                                   reference.

       2.3 Trust Contribution Agreement, made as of the 27th day of May, 1999, by and between Venture Holdings Trust and Venture Holdings Company LLC, filed as Exhibit 2.3 to Venture's Current Report on Form 8-K on June 11, 1999 (File No. 333-34475) and incorporated herein by reference.

       3.1 Restated Articles of Organization of Venture Holdings Company LLC, filed as Exhibit 3.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and Incorporated herein by reference.

       3.2 Restated Articles of Incorporation of Vemco, Inc., filed as Exhibit 3.1 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and Incorporated herein by reference.

       3.3 Restated Articles of Incorporation of Venture Industries Corporation, filed as Exhibit 3.2 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

       3.4 Restated Articles of Incorporation of Venture Mold & Engineering Corporation, filed as
                                   Exhibit 3.3 to Venture's Registration
                                   Statement on Form S-4, effective October 27,
                                   1997 (Registration No. 333-34475), and
                                   incorporated herein by reference.

       3.5 Restated Articles of Incorporation of Venture Leasing Company, filed as Exhibit 3.4 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and Incorporated herein by reference.

       3.6 Restated Articles of Incorporation of Vemco, Leasing, Inc., filed as Exhibit 3.5 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and Incorporated herein by reference.

       3.7 Restated Articles of Incorporation of Venture Holdings Corporation, filed as Exhibit 3.6 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

       3.8 Restated Articles of Incorporation of Venture Service Company, filed as Exhibit 3.7 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and Incorporated herein by reference.

       3.9 Articles of Organization of Experience Management LLC, filed as Exhibit 3.9 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and Incorporated herein by reference.

      3.10 Articles of Incorporation of Venture Europe, Inc., filed as Exhibit 3.10 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and Incorporated herein by reference.

      3.11 Articles of Incorporation of Venture EU Corporation, filed as Exhibit 3.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

      3.12 Amended and Restated Operating Agreement of Venture Holdings Company LLC, filed as
                                   Exhibit 3.12 to Venture's Registration
                                   Statement on Form S-4, effective October 21,
                                   1999 (Registration No. 333-82617) and
                                   incorporated herein by reference.

      3.13 Bylaws of Vemco, Inc., filed as Exhibit 3.9 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

      3.14 Bylaws of Venture Industries Corporation, filed as Exhibit 3.10 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

      3.15 Bylaws of Venture Mold & Engineering Corporation, filed as Exhibit 3.11 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826) and incorporated herein by reference.

      3.16                         Bylaws of Venture Leasing Company, filed as
                                   Exhibit 3.12 to Venture's Registration
                                   Statement on Form S-1, effective February 8,
                                   1994 (Registration No. 33-72826), and
                                   incorporated herein by reference.

      3.17                         Bylaws of Vemco Leasing, Inc., filed as
                                   Exhibit 3.13 to Venture's Registration
                                   Statement on Form S-1, effective February 8,
                                   1994 (Registration No. 33-72826), and
                                   incorporated herein by reference.

      3.18 Bylaws of Venture Holdings Corporation, filed as Exhibit 3.14 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

      3.19                         Bylaws of Venture Service Company, filed as
                                   Exhibit 3.15 to Venture's Registration
                                   Statement on Form S-1, effective February 8,
                                   1994 (Registration No. 33-72826), and
                                   incorporated herein by reference.

      3.20 Operating Agreement of Experience Management LLC, filed as Exhibit 3.20 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

      3.21                         Bylaws of Venture Europe, Inc., filed as
                                   Exhibit 3.21 to Venture's Registration
                                   Statement on Form S-4, effective October 21,
                                   1999 (Registration No. 333-82617) and
                                   incorporated herein by reference.

      3.22                         Bylaws of Venture EU Corporation, filed as
                                   Exhibit 3.22 to Venture's Registration
                                   Statement on Form S-4, effective October 21,
                                   1999 (Registration No. 333-82617) and
                                   incorporated herein by reference.

       4.1 Indenture, dated as of May 27, 1999, between Venture Holdings Trust and The Huntington National Bank, as Trustee, regarding 11% Senior Notes due 2007 (including form of Notes), filed as Exhibit 4.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

     4.1.1 First Supplemental Indenture to the Indenture incorporated herein as Exhibit 4.1, made as of the 27th day of May, 1999, by and among Venture Holdings Trust and The Huntington National Bank, as Trustee, filed as Exhibit
                                   4.1.1 to Venture's Registration Statement on
                                   Form S-4, effective October 21, 1999
                                   (Registration No. 333-82617) and incorporated herein by reference.

       4.2 Indenture, dated as of May 27, 1999, between Venture Holdings Trust and The Huntington National Bank, as Trustee, regarding 12% Senior Subordinated Notes due 2009 (including form of Notes), and filed as Exhibit 4.2 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

     4.2.1 First Supplemental Indenture to the Indenture filed as Exhibit 4.2, made as of the 27th day of May, 1999, by and among Venture Holdings Trust and The Huntington National Bank, as Trustee, and filed as Exhibit 4.2.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

       4.3 Indenture for 9 1/2% Senior Notes due 2005 (including form of Notes) filed as Exhibit
                                   4.1 to Venture's Registration Statement on
                                   Form S-4, effective October 27, 1997
                                   (Registration No. 333-34475), and
                                   incorporated herein by reference.

     4.3.1 First Amendment to the Indenture incorporated by reference as Exhibit 4.3, by and among Venture Holdings Trust, Vemco, Inc. Vemco Leasing, Inc., Venture Industries Corporation, Venture Holdings Corporation, Venture Leasing Company, Venture Mold & Engineering Corporation and Venture Service Company, as Issuers, and The Huntington National Bank, as Trustee, made as of the 27th day of May, 1999, and filed as Exhibit
                                   4.3.1 to Venture's Registration Statement on
                                   Form S-4, effective October 21, 1999
                                   (Registration No. 333-82617) and incorporated herein by reference.

     4.3.2 First Supplemental Indenture to the Indenture incorporated by reference as Exhibit 4.3, by and among Venture Holdings Trust, Vemco, Inc. Vemco Leasing, Inc., Venture Industries Corporation, Venture Holdings Corporation, Venture Leasing Company, Venture Mold & Engineering Corporation and Venture Service Company, as Issuers, Venture Holdings Company LLC, Experience Management LLC, Venture Europe, Inc. and Venture EU Corporation, as Guarantors, and The Huntington National Bank, as Trustee, made as of May 27, 1999, and filed as Exhibit 4.3.2 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

     4.3.3 Second Amendment to the Indenture incorporated by reference as Exhibit 4.3, by and among Venture Holdings Trust, Vemco, Inc. Vemco Leasing, Inc., Venture Industries Corporation, Venture Holdings Corporation, Venture Leasing Company, Venture Mold & Engineering Corporation and Venture Service Company, as Issuers, and The Huntington National Bank, as Trustee, made as of May 27, 1999, and filed as Exhibit 4.3.3 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

     4.3.4 Second Supplemental Indenture to the Indenture incorporated by reference as
                                   Exhibit 4.3, by and among Venture Holdings
                                   Trust, Vemco, Inc. Vemco Leasing, Inc.,
                                   Venture Industries Corporation, Venture
                                   Holdings Corporation, Venture Leasing
                                   Company, Venture Mold & Engineering
                                   Corporation and Venture Service Company, as
                                   Issuers, Venture Holdings Company LLC, and
                                   The Huntington National Bank, as Trustee, made as of May 27, 1999, and filed as Exhibit
                                   4.3.4 to Venture's Registration Statement on
                                   Form S-4, effective October 21, 1999
                                   (Registration No. 333-82617) and incorporated herein by reference.

     4.3.5 Guarantee executed by Venture Holdings Company LLC on the 27th day of May, 1999, pursuant to the terms of the Indenture incorporated by reference as Exhibit 4.3, including Trustee's Certificate of Authorization, and filed as Exhibit 4.3.5 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

     4.3.6 Guarantee executed by Experience Management LLC on the 27th day of May, 1999, pursuant to the terms of the Indenture incorporated by reference as Exhibit 4.3, including Trustee's Certificate of Authorization, and filed as
                                   Exhibit 4.3.6 to Venture's Registration
                                   Statement on Form S-4, effective October 21,
                                   1999 (Registration No. 333-82617) and
                                   incorporated herein by reference.

     4.3.7 Guarantee executed by Venture Europe, Inc. on the 27th day of May, 1999, pursuant to the terms of the Indenture incorporated by reference as Exhibit 4.3, including Trustee's Certificate of Authorization, and filed as
                                   Exhibit 4.3.7 to Venture's Registration
                                   statement on Form S-4, effective October 21,
                                   1999 (Registration No. 333-82617) and
                                   incorporated herein by reference.

     4.3.8 Guarantee executed by Venture EU Corporation on the 27th day of May, 1999, pursuant to the terms of the Indenture incorporated by reference as Exhibit 4.3, including Trustee's Certificate of Authorization, and filed as
                                   Exhibit 4.3.8 to Venture's Registration
                                   Statement on Form S-4, effective October 21,
                                   1999 (Registration No. 333-82617) and
                                   incorporated herein by reference.

       4.4 Registrant Rights Agreement, made and entered into as of May 27, 1999, among Venture Holdings Trust, Vemco, Inc., Vemco Leasing, Inc., Venture Industries Corporation, Venture Holdings Corporation, Venture Leasing Company, Venture Mold & Engineering Corporation, Venture Service Company, Venture Europe, Inc., Venture EU Corporation, Experience Management LLC and Venture Holdings Company LLC, as Issuers, and Banc One Capital Markets, Inc. and Goldman Sachs & Co., as Initial Purchasers, and filed as
                                   Exhibit 4.4 to Venture's Registration
                                   Statement on Form S-4, effective October 21,
                                   1999 (Registration No. 333-82617) and
                                   incorporated herein by reference.

      10.1 Credit Agreement, dated as of May 27, 1999, among Venture Holdings Trust, the Lenders (as defined therein) and The First National Bank of Chicago, as Administrative Agent, and filed as Exhibit 10.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

    10.1.1 First Amendment, dated June 4, 1999, to the Credit Agreement incorporated by reference as
                                   Exhibit 10.1, and filed as Exhibit 10.1.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

    10.1.2 Second Amendment, dated June 29, 2000, to the Credit Agreement incorporated by reference as
                                   Exhibit 10.1, and filed as Exhibit 10.1.2 to Venture's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 333-86217), and incorporated herein by reference.

    10.1.3                         Third Amendment, dated March 29, 2002, to the
                                   Credit Agreement.

      10.2 ISDA Master Agreement, dated May 27, 1999, between Venture Holdings Company LLC and The First National Bank of Chicago, and filed as
                                   Exhibit 10.2 to Venture's Registration
                                   Statement on Form S-4, effective October 21,
                                   1999 (Registration No. 333-82617) and
                                   incorporated herein by reference.

    10.2.1 Schedules to the Agreement incorporated by reference as Exhibit 10.2, filed as Exhibit
                                   10.2.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

      10.3 Corporate Opportunity Agreement, made and entered into on the 27th day of May, 1999, by and between Larry J. Winget and The Huntington National Bank, as Indenture Trustee, filed as Exhibit 10.3 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

      10.4 Corporate Opportunity Agreement, dated February 16, 1994, by and between Larry J. Winget and Comerica Bank, as Indenture Trustee, filed as Exhibit 10.3 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

    10.4.1                         Agreement, dated October 21, 1997, by Larry
                                   J. Winget to be bound by the terms of the Corporate Opportunity Agreement, filed as
                                   Exhibit 10.3, for the benefit of the holders of the Issuers' 9 1/2% Senior Notes due 2005 filed as Exhibit 10.3.1 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

      10.5 Service Agreement, dated as of January 1, 1992, by and between Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Leasing Company, Vemco Leasing, Inc., Deluxe Pattern Corporation, Venture Automotive Corp., Venture Sales & Engineering Corp. and Venture Service Company, filed as Exhibit 10.11 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

      10.6 Lease, dated as of November 1, 1990, by and among Venture Industries Corporation, Venture Technical Development Company, Venture Mold & Engineering Corporation, Vemco, Inc., Deluxe Pattern Company, Venture Automotive Corp., Larry J. Winget and Alicia Winget (Acropolis Resort), filed as Exhibit 10.14 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

      10.7 Real Estate Lease Agreement, dated December 7, 1988, by and between Harper Properties of Clinton Township Limited Partnership and Venture Industries Corporation (Harper Lease), filed as Exhibit 10.15 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

    10.7.1 First amendment to Real Estate Lease Agreement, dated December 30, 1993, by and between Harper Properties of Clinton Township Limited Partnership and Venture Industries Corporation (Harper Lease), filed as Exhibit
                                   10.15.1 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

      10.8 Machinery and Equipment Lease Agreement, dated as of December 7, 1988, by and between Realven Corporation and Venture Industries Corporation (Realven Lease), filed as Exhibit
                                   10.16 to Venture's Registration Statement on
                                   Form S-1, effective February 8, 1994
                                   (Registration No. 33-72826), and incorporated herein by reference.

    10.8.1 First Amendment to Machinery and Equipment Lease Agreement, dated December 30, 1993, by and between Realven Corporation and Venture Industries Corporation (Realven Lease), filed as Exhibit 10.16.1 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

      10.9 Real Estate Lease Agreement, dated as of January 27, 1989, by and between Venture Real Estate, Inc. and Venture Mold & Engineering Corporation (Commerce Road facility), filed as Exhibit 10.17 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

     10.10 Real Estate Lease Agreement, dated as of August 1, 1992, by and between Venture Real Estate, Inc. and Venture Industries Corporation (17400 Malyn), filed as Exhibit
                                   10.18 to Venture's Registration Statement on
                                   Form S-1, effective February 8, 1994
                                   (Registration No. 33-72826), and incorporated herein by reference.

     10.11 Real Estate Lease Agreement, dated as of August 1, 1992, by and between Venture Real Estate, Inc. and Venture Industries Corporation (17350 Malyn), filed as Exhibit
                                   10.19 to Venture's Registration Statement on
                                   Form S-1, effective February 8, 1994
                                   (Registration No. 33-72826), and incorporated herein by reference.

     10.12 Farm and Country Real Estate Company and Vemco, Inc. Real Estate Availability and Usage Agreement, dated April 24, 1992, filed as Exhibit 10.20 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

     10.13 Sales Representation Agreement by and between Vemco, Inc. and Venture Sales & Engineering Corporation, filed as Exhibit 10.21 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

   10.13.1 Sales Representation Agreement by and between Venture Industries Corporation and Venture Sales & Engineering Corporation, filed as
                                   Exhibit 10.21.1 to Venture's Registration
                                   Statement on Form S-1, effective February 8,
                                   1994 (Registration No. 33-72826), and
                                   incorporated herein by reference.

   10.13.2 Amendment to Sales/Management Representative Agreements dated October 1, 2000, by and between Venture Industries Corporation, Vemco, Inc., Venture Holdings Corporation and Venture Sales & Engineering Corporation filed as Exhibit 10.13.2 to Venture's Annual Report Form 10 K for the year ended December 31, 2000 (File number 333.86217) and incorporated herein by reference

   10.13.3 Amendment to Sales/Management/Rental/ Usage Agreements dated December 12, 2001 by and between Venture Industries Corporation, Venture Holdings Corporation and Vemco and Venture Sales and Engineering Corp, and Venture Heavy Machinery LLC, Realven, Inc, Venture Real Estate Inc., Venture Real Estate Acquisition Company, Venture Equipment Acquisition Company and Venture Automotive Corp.

     10.14 Manufacturing Agreement by and between Venture Automotive Corp. and Vemco, Inc., filed as Exhibit 10.22 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

     10.15                         Machinery Usage Agreements between Larry J.
                                   Winget Living Trust and Venture Industries
                                   Corporation, filed as Exhibit 10.23 to
                                   Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

   10.15.1                         Machinery Usage Agreement between Larry J.
                                   Winget Living Trust and Vemco, Inc., filed as
                                   Exhibit 10.23.1 to Venture's Registration
                                   Statement on Form S-1, effective February 8,
                                   1994 (Registration No. 33-72826), and
                                   incorporated herein by reference.

     10.16 Machinery Usage Agreement between Deluxe Pattern Corporation and Venture Mold & Engineering, filed as Exhibit 10.24 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

     10.17 Form of Machinery and Equipment Lease Agreement between Venture Industries Corporation and Nova Industries, Inc., filed as Exhibit 10.25 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No.33-72826), and incorporated herein by reference.

     10.18 Form of Machinery and Equipment Lease Agreement between Venture Industries Corporation and Nova Industries, Inc., filed as Exhibit 10.26 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

     10.19 Indemnification Agreement between the Company and Larry J. Winget filed as Exhibit 10.19 filed as Exhibit 10.19 to Venture's Registration Statement on Form S-4 effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

     10.20 Indemnification Agreement between the Company and Michael G. Torakis filed as Exhibit 10.20 to Venture's Registration statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.


     10.21 Indemnification Agreement between the Company and A. James Schutz filed as Exhibit 10.21 to Venture's Registration statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

     10.22 Insurance Policies issued by Pompo Insurance & Indemnity Company Ltd. to the Registrants and affiliated companies, filed as Exhibit
                                   10.32 to Venture's Registration Statement on
                                   Form S-1, effective February 8, 1994
                                   (Registration No.33-72826), and incorporated herein by reference.

     10.23 Real Estate Usage Agreement between Venture Real Estate Acquisition Company and Venture Industries Corporation, dated February 15, 1995, filed as Exhibit 10.23 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

     10.24 Machinery Usage Agreement between Venture Equipment Acquisition Company and Venture Industries Corporation, dated February 15, 1995, filed as Exhibit 10.24 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

     10.25 Venture Industries Group Participation Agreement between Venture Industries Corporation and Venture Asia Pacific Pty Ltd. filed as Exhibit 10.29 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

     10.26 License Agreement as to Proprietary Technologies and Processes, dated July 2, 1997, between Larry J. Winget and Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada Ltd., Vemco Leasing, Inc., Venture Leasing Company, Venture Service Company, Venture Holdings Corporation and Venture Holdings Trust filed as Exhibit 10.30 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

     10.27 License Agreement as to Patents, dated July 2, 1997, between Larry J. Winget and Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada Ltd., Vemco Leasing, Inc., Venture Leasing Company, Venture Service Company, Venture Holdings Corporation and Venture Holdings Trust filed as Exhibit 10.31 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

     10.28 Purchase Agreement, dated May 25, 1999, relating to $125,000,000 11% Senior Notes due 2007 and $125,000,000 12% Senior Subordinated Notes due 2009, filed as Exhibit 10.4 to Venture's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 333-34475), and incorporated herein by reference.

     10.29 Purchase Agreement, entered into to be effective as of the 15th day of October, 1999, by and among Venture Mold & Engineering Corporation and Shelby American, Inc filed as
                                   Exhibit 10.29 to Venture's Annual Report on
                                   Form 10-K for the year ended December 31, 1999 (Registration No. 333-82617) and incorporated herein by reference.

     10.30 Agreement on Tooling Purchases in North American entered into on December 12, 2001 between Venture Holdings Company LLC and Venture Industries Corporation, Venture Mold & Engineering Corporation, Vemco, Inc., Vemco Leasing, Inc Venture Leasing Company, Venture Europe, Inc., Venture EU Corporation, Venture Holdings Corporation, Venture Service Company, Experience Management LLC and Deluxe Pattern Corporation.

      12.1                         Statement Regarding Computation of Ratio of
                                   Earnings to Fixed Charges.

    14(a)2                         Valuation and Qualifying Accounts.

      21.1                         Subsidiaries of the Registrants, filed as
                                   Exhibit 21.1 to Venture's Registration
                                   Statement on Form S-4, effective October 21,
                                   1999 (Registration No. 333-82617) and
                                   incorporated herein by reference.